Form 10-Q
period 1996-03-31
LUMISYS INC \DE\
filed 1996-05-14
CIK 1001289

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____ to ____

                    Commission File Number:   0-26832


                         LUMISYS INCORPORATED
              (Exact name of registrant as specified in its charter)


Delaware                                                   77-0133232
(State of incorporation)         (I.R.S. Employer Identification No.)

225 Humboldt Court, Sunnyvale, CA                               94089
(Address of principal executive offices)                   (Zip Code)

                              (408) 733-6565
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes / X /                               No /  /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 8, 1996, 6,347,684 shares of the registrant's Common Stock, $.001 par value, were outstanding.

                            LUMISYS INCORPORATED
                                  Index

                                                                Page
Part I. FINANCIAL INFORMATION

        Item 1.  Financial Statements:

           Consolidated balance sheets at March 31, 1996
            and December 31, 1995                                  3

           Consolidated statements of income for the three
            months ended March 31, 1996 and 1995                   4

           Consolidated statements of cash flow for the
            three months ended March 31, 1996 and 1995             5

           Notes to financial statements                           6

        Item 2.  Management's discussion and Analysis of
                  Financial Condition and Results of Operations    7

Part II. OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                  9

SIGNATURES                                                        10

Part I  - FINANCIAL INFORMATION

Item 1. Financial Statements

                          Lumisys Incorporated
                       Consolidated Balance Sheets
                               (Unaudited)
                                                March 31,  December 31,
                                                  1996         1995
                                               ----------  ------------
                                                    (In thousands)
                                 ASSETS
Current assets:
  Cash and cash equivalents                      $15,560       $11,426
  Short-term investments                             ---         3,934
  Accounts receivable, net of allowances
   of $376 and $249                                2,681         2,410
  Inventories                                      3,436         3,003
  Deferred tax assets                              1,324         1,114
  Other current assets                               179           294
                                              ----------  ------------
     Total current assets                         23,180        22,181
Property and equipment, net                          184           162
Other assets                                         469           400
                                              ----------  ------------
                                                 $23,833       $22,743
                                              ----------  ------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $ 1,638       $ 1,525
  Accrued expenses                                 1,696         1,468
                                              ----------  ------------
     Total current liabilities                     3,334         2,993
                                              ----------  ------------

Stockholders' equity
  Preferred stock, $0.001 par value; 5,000
   shares authorized; no shares issued and
   outstanding                                       ---           ---
  Common stock, $0.001 par value; 25,000 shares
   authorized; 6,270 and 6,240 shares issued
   and outstanding                                     6             6
  Additional paid-in capital                      22,623        22,702
  Accumulated deficit                             (1,799)       (2,521)
  Notes  receivable from stockholders               (202)         (297)
  Deferred compensation related to stock options    (129)         (140)
                                              ----------  ------------
     Total stockholders' equity                   20,499        19,750
                                              ----------  ------------
                                                 $23,833       $22,743
                                              ==========  ============
The accompanying notes are an integral part of these financial statements.

                          LUMISYS INCORPORATED
                   CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                 Three months ended
                                                ---------------------
                                                 March 31,  March 31,
                                                   1996       1995
                                                 --------   --------
                                                    (In thousands)
Sales                                            $ 5,110     $ 2,404
Cost of sales                                      2,395       1,068
                                                 --------   --------
     Gross profit                                  2,715       1,336
                                                 --------   --------
Operating expenses:
  Sales and marketing                                483         247
  Research and development                           999         387
  General and administrative                         628         266
  Acquired in-process research and development       ---       1,442
                                                --------    --------
     Total operating expenses                      2,110       2,342
                                                --------    --------
Income (loss) from operations                        605      (1,006)
Interest income                                      215          47
                                                --------    --------
Income (loss) before income taxes                    820        (959)
Provision for income taxes                            98          54
                                                --------    --------
Net income (loss)                               $    722    $ (1,013)
                                                ========    ========

Net income (loss) per share                     $   0.11    $  (0.20)
                                                ========    ========

Shares used to compute net income
  (loss) per share                                 6,826       5,118
                                                ========    ========












The accompanying notes are an integral part of these financial statements.

                          LUMISYS INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Unaudited)
                                                   Three months ended
                                                 ----------------------
                                                  March 31,   March 31,
                                                    1996        1995
                                                  ---------   ---------
                                                      (In thousands)
Cash flows from operating activities:
  Net income                                      $     722   $  (1013)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                        47         12
    Deferred income taxes                              (210)       ---
    Interest on notes receivable from stockholders       (3)        (4)
    Acquired research and development in-process        ---      1,442
     Changes in assets and liabilities (net of
      effects of Imagraph and XRS acquisitions):
       Accounts receivable                             (271)       (75)
       Inventories                                     (433)      (283)
       Other assets                                      46       (108)
       Accounts payable                                 113        234
       Accrued expenses                                 228       (104)
                                                  ---------   ---------
Net cash provided by operating activities               239         95
                                                  ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of short-term investments        3,934        ---
  Purchases of property and equipment                   (58)       ---
  Purchase of Imagraph                                  ---     (1,800)
  Purchase of XRS                                       ---       (200)
                                                  ---------   ---------
Net cash provided (used) in investing activities      3,876     (2,000)
                                                  ---------   ---------
  Proceeds from sale of common stock, net               (79)        13
  Payment on notes receivable from stockholders          98        ---
                                                  ---------   ---------
Net cash provided by financing activities                19         13
                                                  ---------   ---------
Net increase (decrease) in cash and cash equivalents  4,134     (1,892)
Cash and cash equivalents at beginning of period     11,426      3,633
                                                  ---------   ---------
Cash and cash equivalents at end of period        $  15,560   $  1,741
                                                  =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for income taxes                      $      89   $     28
Supplemental schedule of noncash investing and
 financing activities:
  Common stock issued for purchase of XRS and
   to consultant                                        ---   $     33
  Series C mandatorily redeemable convertible
   preferred stock issued for purchase of Imagraph      ---        200
The accompanying notes are an integral part of these financial statements.

                         LUMISYS INCORPORATED
                 Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements of Lumisys Incorporated (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The consolidated balance sheet as of March 31, 1996, and the consolidated statements of income and of cash flows for the three months ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for these interim periods.

The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

Note 2 - Composition of Certain Financial Statement Amounts

                                                March 31,  March 31,
                                                  1996       1995
                                                ---------  ---------
                                                   (In thousands)
        Inventories:
            Raw materials                       $  3,230    $  2,283
            Work-in-process                          557         774
            Finished goods                           545         779
                                                --------    --------
                                                   4,332       3,836
            Less:  inventory reserves               (896)       (833)
                                                --------    --------
                                                $  3,436    $  3,003
                                                ========    ========

        Accrued expenses:
            Payroll and related benefits        $    455    $    538
            Warranty                                 587         533
            Other                                    654         397
                                                --------    --------
                                                $  1,696    $  1,468
                                                ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lumisys develops, manufactures and markets a broad product line of laser-based very high resolution medical film digitizers, CCD-based film scanners and video digitizer products necessary for converting analog medical images into diagnostic quality digital formats.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's 1995 Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission.

Results of Operations

Total sales for the first quarter of 1996 increased 112.6% to $5.1 million from $2.4 million for the first quarter of 1995. This increase was due in part to the acquisitions of Imagraph and XRS, which contributed approximately 31.0% of total sales in the first quarter of 1996 and no sales in the first quarter of 1995. Excluding the acquisitions, the percentage increase in sales would have been 46.6%, primarily as a result of growth in demand for teleradiology networks.

Gross profit for the first quarter of 1996 increased 103.2% to $2.7 million from $1.3 million for the corresponding period of 1995. Gross margin declined from 55.6% to 53.1% primarily due to the lower gross margins associated with the Imagraph video digitizer products.

Sales and marketing expenses increased 95.5% in the first quarter of 1996 to $483,000 from $247,000 in the first quarter of 1995. The increase was primarily due to the increase in the Company's sales and marketing personnel as a result of the acquisition of Imagraph. As a percentage of sales, these expenses decreased to 9.5% in the first quarter of 1996 from 10.3% in the first quarter of 1995.

Research and development expenses increased 158.1% in the first quarter of 1996 to $999,000 from $387,000 in the same quarter of 1995. The increase was primarily due to increased engineering personnel as a result of the acquisitions of Imagraph and XRS. As a percentage of sales, research and development expenses increased to 19.5% in the first quarter of 1996 from 16.1% in the same quarter of 1995. The Company believes that advanced technology is a key element in the success of its business and expects to continue to increase its research and development expenditures in absolute dollar amounts.

General and administrative expenses increased 136.1% in the first quarter of 1996 to $628,000 from $266,000 in the first quarter of 1995. The increase was due to the ongoing costs associated with increased personnel expenses following the acquisitions of Imagraph and XRS and the expenses of complying with the responsibilities of being a public company. As a percentage of sales, general and administrative expenses increased to 12.3% in the first quarter of 1996 from 11.1% in the first quarter of 1995. The Company expects that its general and administrative expenses will increase in absolute dollars in the future as the Company continues to expand.

Acquired in-process research and development expenses represent a non-recurring charge in the first quarter of 1995 of $1.4 million relating to products being developed by Imagraph and XRS at the time of the acquisitions.

The Company recognized a provision for income taxes in the first quarter of 1996 of $98,000 compared with a provision of $54,000 in the corresponding period of 1995. The acquired in-process research and development expenses are not deductible for tax purposes, which resulted in significantly higher alternative minimum taxes for the first quarter of 1995. The Company partially offset its provision for taxes in the first quarter of 1996 by the recognition of $210,000 of deferred tax assets, based on the Company's assessment that it is more likely than not that this portion of the deferred tax assets will be realized. The Company has provided a partial valuation allowance against the balance of the deferred tax assets. Once the Company fully recognizes its deferred tax assets, it expects to be subject to an effective tax rate of approximately 39%.

Liquidity and Capital Resources

The Company has financed its activities primarily from net cash provided by operations and the issuance of securities.

At March 31, 1996, the Company's working capital was $19.8 million. The Company had $15.6 million in cash and cash equivalents at March 31, 1996 compared with $15.4 million of cash, cash equivalents and short-term investments at December 31, 1995. The increase is primarily due to net income for the period and an increase in accrued expenses which were partially offset by increases in the Company's inventories and accounts receivables. The increases in inventories are primarily due to increasing sales and the Company's production ramp-up for new products.

The Company does not currently have any significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

Part 2 - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits furnished:

         Exhibit
          Number          Description of Document
        ---------        --------------------------
            27            Financial Data Schedule

 Reports on Form 8-K:  none.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LUMISYS INCORPORATED

Dated:  May 13, 1996                 By:   /s/ Stephen J. Weiss
       -------------                 --------------------------
                                     Stephen J. Weiss
                                     President, Chief Executive
                                     Officer

        May 13, 1996                /s/ Craig L. Klosterman
       -------------                ---------------------------
                                    Craig L. Klosterman
                                    Chief Operating and Chief
                                    Financial Officer