Form 10-Q
period 1996-06-30
LUMISYS INC \DE\
filed 1996-08-14
CIK 1001289

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                                or

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

As of August 6, 1996, 6,372,022 shares of the registrant's Common Stock, $.001 par value, were outstanding.

                      Lumisys Incorporated
                             Index

                                                            Page
Part I. FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Consolidated balance sheets at
                  June 30, 1996 and December 31, 1995       3

                 Consolidated statements of income for
                  the three and six months ended June 30,
                  1996 and 1995                             4

                 Consolidated statements of cash flows
                  for the six months ended June 30, 1996
                  and 1995                                  5

                 Notes to financial statements              6

        Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                7 - 9

Part II. OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of
                  Security Holders                          9

        Item 6.  Exhibits and Reports on Form 8-K           9

SIGNATURES                                                  10

Part I  - FINANCIAL INFORMATION

Item 1. Financial Statements

                      Lumisys Incorporated
                   Consolidated Balance Sheets
                          (Unaudited)
                                          June 30,   December 31,
                                            1996         1995
                                         ---------   ------------
                                               (In thousands)
                            ASSETS
Current assets:
  Cash and cash equivalents              $ 16,338       $ 11,426
  Short-term investments                      ---          3,934
  Accounts receivable, net of
   allowances of $280 and $249              2,847          2,410
  Inventories                               3,571          3,003
  Deferred tax assets                       1,429          1,114
  Other current assets                        198            294
                                        ---------    ------------
    Total current assets                   24,383         22,181
Property and equipment, net                   151            162
Other assets                                  457            400
                                        ---------    ------------
                                         $ 24,991       $ 22,743
                                        =========    ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $  1,343       $  1,525
  Accrued expenses                          2,010          1,468
                                        ---------    ------------
    Total current liabilities               3,353          2,993
                                        ---------    ------------
Stockholders' equity
  Preferred stock, $0.001 par value;
   5,000 shares authorized; no shares
   issued and outstanding                     ---            ---
  Common stock, $0.001 par value;
   25,000 shares authorized; 6,366 and
   6,240 shares issued and outstanding          6              6
  Additional paid-in capital               22,784         22,702
  Accumulated deficit                        (904)        (2,521)
  Notes receivable from stockholders         (128)          (297)
  Deferred compensation related to stock
   options                                   (120)          (140)
                                        ---------    ------------
    Total stockholders' equity             21,638         19,750
                                        ---------    ------------
                                         $ 24,991       $ 22,743
                                        =========    ============
            The accompanying notes are an integral part of these
                          financial statements.

                      Lumisys Incorporated
               Consolidated Statements of Income
                          (Unaudited)

                           Three months ended   Six months ended
                          -------------------  ------------------
                          June 30,  June 30,   June 30,  June 30,
                             1996      1995       1996    1995
                           -------  --------   -------- -------
                             (In thousands)        (In thousands)
Sales                        $5,872    $4,674    $10,982  $7,078
Cost of sales                 2,716     2,191      5,111   3,259
                             ------  --------   --------  ------
  Gross profit                3,156     2,483      5,871   3,819
                             ------  --------   --------  ------
Operating expenses:
  Sales and marketing           456       453        938     700
  Research and development    1,036       834      2,035   1,221
  General and administrative    584       516      1,213     782
  Acquired in-process
   research and development     ---       ---        ---   1,442
                             ------  --------   --------  ------
    Total operating expenses  2,076     1,803      4,186   4,145
                             ------  --------   --------  ------
Income (loss) from operations 1,080       680      1,685    (326)
Interest income                 214        31        429      78
                             ------  --------   --------  ------
Income (loss) before
 income taxes                 1,294       711      2,114    (248)
Provision (benefit) for
 income taxes                   398      (731)       497    (677)
                             ------  --------   --------  ------
Net income                   $  896   $ 1,442    $ 1,617  $  429
                             ======  ========   ========  ======

Net income per share         $ 0.13   $  0.28    $  0.24  $ 0.08
                             ======  ========   ========  ======

Shares used to compute net
 income per share             6,848     5,096      6,841   5,104
                             ======  ========   ========  ======






            The accompanying notes are an integral part of these
                         financial statements.

                      Lumisys Incorporated
             Consolidated Statements of Cash Flows
                           (Unaudited)
                                                     Six months ended
              			                               -----------------------
                                                  June 30,    June 30,
                                                    1996        1995
                                                 ---------   ----------
                                                      (In thousands)
Cash flows from operating activities:
 Net income                                         $1,617       $  429
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                       101           85
   Deferred income taxes                              (315)        (821)
   Interest on notes receivable from stockholders       (5)          (7)
   Acquired research and development in-process        ---        1,442
   Changes in assets and liabilities (net of
    effects of Imagraph and XRS acquisitions):
     Accounts receivable                              (437)        (101)
     Inventories                                      (568)        (643)
     Other assets                                       39          (86)
     Accounts payable                                 (182)         203
     Accrued expenses                                  542          153
                                                    ------       ------
Net cash provided by operating activities              792          654
                                                    ------       ------
Cash flows from investing activities:
 Proceeds from sale of short-term investments        3,934          ---
 Purchases of property and equipment                   (70)         (34)
 Purchase of Imagraph                                  ---       (1,800)
 Purchase of XRS                                       ---         (200)
                                                    ------       ------
Net cash provided (used) in investing activities     3,864       (2,034)
                                                    ------       ------
Cash flows from financing activities:
 Proceeds from sale of common stock, net                82           40
 Payment on notes receivable from stockholders         174          ---
                                                    ------       ------
Net cash provided by financing activities              256           40
                                                    ------       ------
Net increase (decrease) in cash and cash equivalents 4,912       (1,340)
Cash and cash equivalents at beginning of period    11,426        3,633
                                                    ------       ------
Cash and cash equivalents at end of period         $16,338      $ 2,293
                                                    ======       ======

Supplemental disclosure of cash flow information:
 Cash paid for income taxes                        $   499      $    95

Supplemental schedule of noncash investing and
  financing activities:
 Common stock issued for purchase of XRS and to
  consultant                                           ---      $    33
 Series C mandatorily redeemable convertible
  preferred stock issued for purchase of Imagraph    	 ---          200

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

The consolidated balance sheet as of June 30, 1996, and the consolidated statements of income for the three and six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the results for these interim periods.

The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

Note 2 - Composition of Certain Financial Statement Amounts

                                     June 30, 1996   December 31, 1995
                                     -------------   -----------------
                                            (In thousands)
            Inventories:
             Raw materials                   $2,747          $2,283
             Work-in-process                    690             774
             Finished goods                     763             779
                                           --------    ------------
                                              4,200           3,836
             Less:  inventory reserves         (629)           (833)
                                           --------    ------------
                                             $3,571          $3,003
                                           ========    ============
            Accrued expenses:
             Payroll and related benefits    $  566          $  538
             Warranty                           612             533
             Accrued income taxes               402             173
             Other                              430             224
                                           --------    ------------
                                             $2,010          $1,468
                                           ========    ============

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

Results of Operations

Total sales for the three months ended June 30, 1996 increased 25.6% to $5.9 million from $4.7 million for the three months ended June 30, 1995. Total sales for the six months ended June 30, 1996 increased 55.2% to $11.0 million from $7.1 million for the six months ended June 30, 1995. The increase for the six month period was due in part to the acquisitions of Imagraph and XRS in March of 1995 as well as an increase in system sales. The percentage increase in sales of systems, including film digitizers and computed radiography readers, was 43.4%, primarily as a result of growth in demand for teleradiology.

Gross profit for the three months ended June 30, 1996 increased 27.1% to $3.2 million from $2.5 million for the corresponding period of 1995. Gross margin increased in the three month period ended June 30, 1996 to 53.7% from 53.1% in the same period of 1995 primarily due to the lower gross margins associated with the Imagraph video digitizer products which accounted for 20% of revenue in the three months ended June 30, 1996 compared to 26% of revenue in the same period of 1995. Gross profit for the six months ended June 30, 1996 increased 53.7% to $5.9 million from $3.8 million for the same period of 1995 primarily due to the lower gross margins associated with the Imagraph video digitizer products which accounted for 24% of revenue in the six months ended June 30, 1996 compared to 17% of revenue in 1995.

Sales and marketing expenses increased less than 1% in the three months ended June 30, 1996 to $456,000 from $453,000 in 1995. As a percentage of sales, these expenses declined to 7.8% in 1996 from 9.7% in 1995. Sales and marketing expenses increased 34% to $938,000 for the six months ended June 30, 1996 from $700,000 for the same period of 1995. As a percentage of sales, these expenses decreased to 8.5% in the six months ended June 30, 1996 from 9.9% in 1995. The increase in absolute dollars for the six month period was primarily due to the increase in the Company's sales and marketing personnel as a result of the acquisition of Imagraph. The Company expects sales and marketing expenses to increase in absolute dollars as the Company grows.

Research and development expenses increased 24.2% in the three months ended June 30, 1996 to $1,036,000 from $834,000 in the same quarter of 1995. As a percentage of sales, research and development expenses decreased slightly to 17.6% in the three months ended June 30, 1996 from 17.8% in the same quarter of 1995. For the six months ended June 30, 1996, research and development expenses increased 66.6% to $2,035,000 from $1,221,000 for the six months ended June 30, 1995. As a percentage of sales, research and development expenses increased to 18.5% in the six months ended June 30, 1996 from 17.2% in 1995. The increases for both the three and six month periods were primarily due to increased engineering personnel expenses as a result of the acquisition of QuickSilver Systems in March of 1996. The Company believes that advanced technology is a key element in the success of its business and expects to continue to increase its research and development expenditures in absolute dollar amounts.

General and administrative expenses increased 13.2% in the three months ended June 30, 1996 to $584,000 from $516,000 in the same quarter of 1995. As a percentage of sales, these expenses decreased to 9.9% from 11.0%. General and administrative expenses increased 55.1% in the six months ended June 30, 1996 to $1,213,000 from $782,000 in the same period of 1995. As a percentage of sales, general and administrative expenses were 11.0% in each of the six month periods ended June 30, 1996 and 1995. The increase in absolute dollars for the six month period was due to the ongoing expenses of complying with the responsibilities of being a public company. The Company expects that its general and administrative expenses will increase in absolute dollars in the future as the Company continues to grow.

Acquired in-process research and development expenses represent a non-recurring charge in the first quarter of 1995 of $1.4 million relating to products being developed by Imagraph and XRS at the time of the acquisitions.

The Company recognized a provision for income taxes of $503,000 in the three months ended June 30, 1996, which was partially offset by the recognition of $105,000 of deferred tax assets, resulting in a net provision for income taxes of $398,000. In the same period of 1995, the Company recognized a provision for income taxes of $90,000, which was more than offset by the recognition of $821,000 of deferred tax assets, resulting in a net benefit for income taxes of $731,000. The Company recognized a provision for income taxes of $812,000 in the six months ended June 30, 1996, which was partially offset by the recognition of $315,000 of deferred tax assets, resulting in a net provision for income taxes of $497,000. In the same period of 1995, the Company recognized a provision for income taxes of $144,000, which was more than offset by the recognition of $821,000 of deferred tax assets, resulting in a net benefit for income taxes of $677,000. The Company's recognition of

                                    8
deferred tax assets was based on the Company's assessment that it is more likely than not that this portion of the deferred tax assets will be realized. The Company expects to be subject to an effective tax rate of approximately 39% beginning in the quarter ending September 30, 1996.

Liquidity and Capital Resources

The Company has financed its activities primarily from net cash provided by operations and the issuance of securities.

At June 30, 1996, the Company's working capital was $21.0 million. The Company had $16.3 million in cash and cash equivalents at June 30, 1996 compared with $15.4 million of cash, cash equivalents and short-term investments at December 31, 1995. The increase is primarily due to net income for the period and an increase in accrued expenses which were partially offset by increases in the Company's inventories and accounts receivable. The increase in inventories are primarily due to increasing sales and the Company's production ramp-up for new products.

The Company does not currently have any significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

Part 2 - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 1995 Annual Meeting of Shareholders ("Annual Meeting") of the Company was held on April 10, 1996. The total number of shares of the Company's common stock, $.001 par value per share, outstanding as of February 28, 1996, the record date of the Annual Meeting, was 6,240,780. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. One (1) director, C. Richard Kramlich, was elected to serve until the 1999 Annual Meeting of Shareholders and the election and qualification of his successor. The director was elected by a vote of 4,686,749 votes "FOR" and 8,350 votes "AGAINST." The selection of Price Waterhouse LLP as the Company's independent accountants for its fiscal year ending December 31, 1996 was also ratified. The selection was ratified by a vote of 4,688,674 votes "FOR," 1,350 votes "AGAINST," and 5,075 votes "ABSTAIN."

Item 6.  Exhibits and Reports on Form 8-K.
a)   Exhibits furnished:

     Exhibit
     Number       Description of Document
     -------	     -----------------------
       27	        Financial Data Schedule

b)   Reports on Form 8-K:  none.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LUMISYS INCORPORATED

Dated:  August 13, 1996            By:/s/ Stephen J. Weiss
        ---------------               --------------------------------
                                      Stephen J. Weiss
                                      President, Chief Executive Officer

        August 13, 1996               /s/ Craig L. Klosterman
        ---------------               --------------------------------
                                      Craig L. Klosterman
                                      Chief Operating and Chief
                                      Financial Officer