Form 10-Q
period 1996-09-30
LUMISYS INC \DE\
filed 1996-11-13
CIK 1001289

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                or

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

As of November 8, 1996, 6,392,720 shares of the registrant's
Common Stock, $.001 par value, were outstanding.










                      Lumisys Incorporated
                             Index


Page
Part I. FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Consolidated balance sheets at
                  September 30, 1996 and December 31, 1995       3

                 Consolidated statements of income for
                  the three and nine months ended September 30,
                  1996 and 1995                                  4

                 Consolidated statements of cash flows
                  for the nine months ended September 30, 1996
                  and 1995                                       5

                 Notes to financial statements                   6

        Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                 7 - 9

Part II. OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                9

SIGNATURES
10



















                                    2

Part I  - FINANCIAL INFORMATION

Item 1. Financial Statements

                      Lumisys Incorporated
                   Consolidated Balance Sheets
                          (Unaudited)
                                         Sept. 30,   December 31,
                                            1996         1995
                                         ---------   ------------
                                               (In thousands)
                            ASSETS
Current assets:
  Cash and cash equivalents              $ 17,430       $ 11,426
  Short-term investments                      ---          3,934
  Accounts receivable, net of
   allowances of $280 and $249              3,118          2,410
  Inventories                               3,650          3,003
  Deferred tax assets                         632          1,114
  Other current assets                        178            294
                                        ---------    ------------
    Total current assets                   25,008         22,181
Property and equipment, net                   141            162
Other assets                                  196            400
                                        ---------    ------------
                                         $ 25,345       $ 22,743
                                        =========    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $    959       $  1,525
  Accrued expenses                          1,910          1,468
                                        ---------    ------------
    Total current liabilities               2,869          2,993
                                        ---------    ------------
Stockholders' equity
  Preferred stock, $0.001 par value;
   5,000 shares authorized; no shares
   issued and outstanding                     ---            ---
  Common stock, $0.001 par value;
   25,000 shares authorized; 6,366 and
   6,240 shares issued and outstanding          6              6
  Additional paid-in capital               22,788         22,702
  Accumulated deficit                         (87)        (2,521)
  Notes receivable from stockholders         (120)          (297)
  Deferred compensation related to stock
   options                                   (111)          (140)
                                        ---------    ------------
    Total stockholders' equity             22,476         19,750
                                        ---------    ------------
                                         $ 25,345       $ 22,743
                                        =========    ============
       The accompanying notes are an integral part of these
                     financial statements.
                                    3
                      Lumisys Incorporated
               Consolidated Statements of Income
                          (Unaudited)

                           Three months ended   Nine months ended
                          -------------------  ------------------
                          Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                             1996      1995       1996    1995
                           -------  --------   --------  -------
                             (In thousands)        (In thousands)
Sales                        $5,933    $5,013    $16,915 $12,091
Cost of sales                 2,684     2,322      7,795   5,581
                             ------  --------   -------- -------
  Gross profit                3,249     2,691      9,120   6,510
                             ------  --------   -------- -------
Operating expenses:
  Sales and marketing           463       412      1,408   1,112
  Research and development    1,064       821      3,099   2,042
  General and administrative    621       540      1,828   1,322
  Acquired in-process
   research and development     ---       ---        ---   1,442
                             ------  --------   -------- -------
    Total operating expenses  2,148     1,773      6,335   5,918
                             ------  --------   -------- -------
Income (loss) from operations 1,101       918      2,785     592
Interest income                 238        32        668     110
                             ------  --------   -------- -------
Income (loss) before
 income taxes                 1,339       950      3,453     702
Provision (benefit) for
 income taxes                   522       (47)     1,019    (724)
                             ------  --------   -------- -------
Net income                   $  817   $   997    $ 2,434 $ 1,426
                             ======  ========   ======== =======

Net income per share         $ 0.12   $  0.20    $  0.36  $ 0.28
                             ======  ========   ========  ======

Shares used to compute net
 income per share             6,805     5,096      6,829   5,104
                             ======  ========   ========  ======









     The accompanying notes are an integral part of these
                   financial statements.


                                    4
                      Lumisys Incorporated
             Consolidated Statements of Cash Flows
                           (Unaudited)
                                              Nine months ended
                                          ------------------------
                                          Sept. 30,   December 31,
                                             1996         1995
                                          ---------   ------------
                                               (In thousands)
Cash flows from operating activities:
 Net income                                  $2,434        $1,426
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                145           122
   Deferred income taxes                        482          (963)
   Interest on notes receivable from
    stockholders                                 (7)          (10)
   Deferred compensation related to stock
    options                                      29            22
   Acquired research and development in-process ---         1,442
   Changes in assets and liabilities (net of
    effects of Imagraph and XRS acquisitions):
     Accounts receivable                       (708)           58
     Inventories                               (647)       (1,655)
     Other assets                               320          (288)
     Accounts payable                          (566)          832
     Accrued expenses                           442           363
                                             ------        ------
Net cash provided by operating activities     1,924         1,349
                                             ------        ------
Cash flows from investing activities:
 Proceeds from sale of short-term investments 3,934           ---
 Purchases of property and equipment           (124)          (42)
 Purchase of Imagraph                           ---        (1,800)
 Purchase of XRS                                ---          (200)
                                             ------        ------
Net cash provided (used) in investing
activities                                    3,810        (2,042)
                                             ------        ------
Cash flows from financing activities:
 Proceeds from sale of common stock, net         86            40
 Payment on notes receivable from stockholders  184           ---
                                             ------        ------
Net cash provided by financing activities       270            40
                                             ------        ------
Net increase (decrease) in cash and
 cash equivalents                             6,004          (653)
Cash and cash equivalents at beginning of
 period                                      11,426         3,633
                                             ------        ------
Cash and cash equivalents at end of period  $17,430        $2,980
                                             ======        ======


Supplemental disclosure of cash flow information:

 Cash paid for income taxes                 $   620       $    79

Supplemental schedule of noncash investing
 and financing activities:
  Common stock issued for purchase of
   XRS and to consultant                        ---       $    33
  Series C mandatorily redeemable convertible
   preferred stock issued for purchase
   of Imagraph                                  ---           200

          The accompanying notes are an integral part of these
                       financial statements.

                                    5




































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

The consolidated balance sheet as of September 30, 1996, and the consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the results for these interim periods.

The results of operations for the three and nine months ended
September 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

Note 2 - Composition of Certain Financial Statement Amounts
                                          Sept. 30,   December 31,
                                             1996         1995
                                           --------   ------------
                                                (In thousands)
            Inventories:
             Raw materials                   $3,094        $2,283
             Work-in-process                    695           774
             Finished goods                     578           779
                                           --------   ------------
                                              4,367         3,836
             Less:  inventory reserves         (717)         (833)
                                           --------   ------------
                                             $3,650        $3,003
                                           ========   ============
	            Accrued expenses:
             Payroll and related benefits    $  839        $  538
             Warranty                           651           533
             Accrued income taxes               ---           173
             Other                              420           224
                                           --------   ------------
                                             $1,910        $1,468
                                           ========   ============

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

Results of Operations

Total sales for the three months ended September 30, 1996 increased 18.4% to $5.9 million from $5.0 million for the three months ended September 30, 1995. Total sales for the nine months ended September 30, 1996 increased 39.9% to $16.9 million from $12.1 million for the nine months ended September 30, 1995. The increase for the nine month period was due in part to the acquisitions of Imagraph and XRS in March of 1995 as well as an increase in system sales. The percentage increase in sales of systems, including film digitizers and computed radiography readers, was 39.1%, primarily as a result of growth in demand for teleradiology.

Gross profit for the three months ended September 30, 1996 increased 20.7% to $3.2 million from $2.7 million for the corresponding period of 1995. Gross margin increased in the three month period ended September 30, 1996 to 54.8% from 53.7% in the same period of 1995 primarily due to a more favorable product mix. Gross profit for the nine months ended September 30, 1996 increased 40.1% to $9.1 million from $6.5 million for the nine months ended September 30, 1995. Gross margin increased in the nine month period to 53.9% from 53.8%.

Sales and marketing expenses increased 12.4% in the three months ended September 30, 1996 to $463,000 from $412,000 in the same period of 1995. As a percentage of sales, these expenses declined to 7.8% in the three months ended September 30, 1996 from 8.2% in the same period of 1995. Sales and marketing expenses increased 26.6% to $1,408,000 for the nine months ended September 30, 1996 from $1,112,000 for the same period of 1995. As a percentage of

                                    7
sales, these expenses decreased to 8.3% in the nine months ended September 30, 1996 from 9.2% in the same period of 1995. The increase in absolute dollars for the nine month period was primarily due to the increase in the Company's sales and marketing personnel as a result of acquisitions. The Company expects sales and marketing expenses to increase in absolute dollars as the Company grows.

Research and development expenses increased 29.6% in the three months ended September 30, 1996 to $1,064,000 from $821,000 in the same quarter of 1995. As a percentage of sales, research and development expenses increased to 17.9% in the three months ended September 30, 1996 from 16.4% in the same quarter of 1995. For the nine months ended September 30, 1996, research and development expenses increased 51.8% to $3,099,000 from $2,042,000 for the nine months ended September 30, 1995. As a percentage of sales, research and development expenses increased to 18.3% in the nine months ended September 30, 1996 from 16.9% in the same period of 1995. The increases for both the three and nine month periods were primarily due to increased engineering personnel expenses as a result of acquisitions. The Company believes that continuing product development is a key element in the success of its business and expects to continue to increase its research and development expenditures in absolute dollar amounts.

General and administrative expenses increased 15.0% in the three months ended September 30, 1996 to $621,000 from $540,000 in the same quarter of 1995. As a percentage of sales, these expenses decreased in the three months ended September 30, 1996 to 10.5% from 10.8% in the same quarter of 1995. General and administrative expenses increased 38.3% in the nine months ended September 30, 1996 to $1,828,000 from $1,322,000 in the same period of 1995. As a percentage of sales, general and administrative expenses decreased to 10.8% in the nine months ended September 30, 1996 from 10.9% in the same quarter of 1995. The increase in absolute dollars for the nine month period was due to the ongoing costs associated with increased personnel expenses as a result of acquisitions and the expenses of complying with the responsibilities of being a public company. The Company expects that its general and administrative expenses will increase in absolute dollars in the future as the Company continues to grow.

Acquired in-process research and development expenses represent a non-recurring charge in the first quarter of 1995 of $1.4 million relating to products being developed by Imagraph and XRS at the time of the acquisitions.

The Company recognized a provision for income taxes of $522,000 in the three months ended September 30, 1996. In the same period of 1995, the Company recognized a provision for income taxes of $95,000, which was more than offset by the recognition of $142,000 of deferred tax assets, resulting in a net benefit for income taxes of $47,000. The Company recognized a provision for income

                                    8
taxes of $1,334,000 in the nine months ended September 30, 1996, which was partially offset by the recognition of $315,000 of deferred tax assets, resulting in a net provision for income taxes of $1,019,000. In the same period of 1995, the Company recognized a provision for income taxes of $239,000, which was more than offset by the recognition of $963,000 of deferred tax assets, resulting in a net benefit for income taxes of $724,000. The Company's recognition of deferred tax assets was based on the Company's assessment that it is more likely than not that this portion of the deferred tax assets will be realized. The Company became subject to an effective tax rate of approximately 39% beginning in the quarter ended September 30, 1996.

Liquidity and Capital Resources

The Company has financed its activities primarily from net cash provided by operations and the issuance of securities.

At September 30, 1996, the Company's working capital was $22.1 million. The Company's cash, cash equivalents and short-term investments increased by $2.0 million in the nine months ended September 30, 1996 to $17.4 million at September 30, 1996 compared with $15.4 million of cash, cash equivalents and short-term investments at December 31, 1995. The increase is primarily due to net income for the period which was partially offset by increases in the Company's inventories and accounts receivable and decreases in accounts payable. The increase in inventories is primarily due to increasing sales.

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








                                    9


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	LUMISYS INCORPORATED

Dated:  November 13, 1996            By:/s/ Stephen J. Weiss
        -----------------               --------------------------
                                        Stephen J. Weiss
                                        President, Chief Executive
                                        Officer

        November 13, 1996               /s/ Craig L. Klosterman
        -----------------               --------------------------
                                        Craig L. Klosterman
                                        Chief Operating and Chief
                                        Financial Officer







                                    10