Form 10-K
period 1996-12-31
LUMISYS INC \DE\
filed 1997-03-31
CIK 1001289

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                              (Fee Required)
         For the fiscal year ended December 31, 1996

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            (No Fee Required)
For the transition period from

          __________________________to__________________________

                    Commission file Number 0-26832
        Lumisys Incorporated
          (Exact name of registrant as specified in its charter)
Delaware                                                        77-0133232
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)		                         Number)

                         225 Humboldt Court
                        Sunnyvale, CA  94089
                           (408)-733-6565
(address, including zip code and telephone number, including area code, of registrant's principal executive offices)

   Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to  Section 12(g) of the Act:

                        Title of each Class
                      Common, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. /X/ Yes   /   /  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of February 3, 1997, there were issued and outstanding 6,425,578 shares of Common Stock; the aggregate market value of the shares of such stock held by nonaffiliates of the registrant was $53,540,775 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                  Documents Incorporated By Reference
Portions of Lumisys Incorporated Proxy Statement for its Annual
Stockholders Meeting to by held on May 12, 1997 (Part III)


PART I.

Risk Factors

Except for the historical information contained herein, the discussion in this Form 10-K for the year ended December 31, 1996 contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and those discussed in other documents filed by the Company with the Securities and Exchange Commission.

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company has experienced quarterly fluctuations in operating results caused by various factors, including the timing of orders by major customers, customer inventory levels, shifts in product mix, the incurrence of acquisition-related costs and general conditions in the healthcare industry which have reduced capital equipment budgets and delayed or reduced the adoption of teleradiology, and expects that these fluctuations will continue.

The Company typically does not obtain long-term volume purchase contracts from its customers, and a substantial portion of the Company's backlog is scheduled for delivery within 90 days or less. Customers may cancel orders and change volume levels or delivery times without penalty. Quarterly sales and operating results therefore depend on the volume and timing of the backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the materially adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Furthermore, the Company's gross margins may decrease in the future due to increasing sales of lower margin products and volume discounts. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Manufacturing."

DEPENDENCE ON EMERGING TELERADIOLOGY MARKET; UNDERTAINTY OF MARKET ACCEPTANCE. The Company's success is dependent on market acceptance of its new and existing products. Substantially all of the Company's revenues are derived from the sales of medical image digitizers for the teleradiology and other medical markets. Although development of the teleradiology market has been predicted for the last ten to fifteen years, the market for the Company's products is still relatively undeveloped and may not experience material expansion in the near future, if at all. Furthermore, there can be no assurance that sales of new products will achieve significant market acceptance in the future. In addition, third party payers, such as governmental programs and private insurance plans, can indirectly affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement that they will provide for the taking, storing and interpretation of medical images. A decrease in the reimbursement amounts for radiological procedures may decrease the amount which physicians, clinics and hospitals are able to charge patients for such services. As a result, adoption of teleradiology may slow as capital investment budgets are reduced, thereby significantly reducing the demand for the Company's products. See "Business - Products and Applications" and "-Third Party Reimbursement."

SIGNIFICANT RISKS ASSOCIATED WITH FUTURE ACQUISITIONS. The Company expects to pursue acquisitions of complementary technologies, product lines or businesses in the future. The integration of any future acquisitions will require special attention from management, which may temporarily distract its attention from the day-to-day business of the Company. Any future acquisitions will also require integration of the companies' product offerings and coordination of research and development and sales and marketing activities. Furthermore, as a result of acquisitions, the Company may enter markets in which it has no or little direct prior experience. There can also be no assurance that the Company will be able to retain key technical personnel of an acquired company or recruit new management personnel for the acquired businesses, or that the Company will, or may in the future, realize any benefits as a result of such acquisitions. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt, one-time acquisition charges and amortization expenses related to goodwill and intangible assets, each of which could be significant and could materially adversely affect the Company's financial condition and results of operations. In addition, the Company believes that it may be required to expand and enhance its financial and management controls, reporting systems and procedures as it integrates potential future acquisitions. There can be no assurance that the Company will be able to do so effectively, and failure to do so when necessary would have a material adverse effect upon the Company's business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAPID TECHNOLOGICAL CHANGE; PRODUCT DEVELOPMENT. The market for the Company's products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and to respond to evolving customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments by its competitors or to changes in customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. In the past, the Company has occasionally experienced delays in the development and introduction of new products and product enhancements, and there can be no assurance that the Company will not experience such delays in the future. In addition, new product introductions or enhancements by the Company's competitors or the use of other technologies that do not depend on film digitization could cause a decline in sales or loss of market acceptance of the Company's products. In particular, direct capture computed radiography ("CR") systems are currently available and have been sold for medical applications for over ten years with limited acceptance. In addition, several companies have announced developments in a technology leveraging the technology used in flat panel displays to produce high-resolution, two dimensional image sensor arrays that make it possible for x-ray images to be captured digitally without film or chemical processing. Although this technology is not yet commercially available, there can be no assurance that future advances in this technology or other technologies will not produce systems better positioned for the marketplace that will therefore reduce the digitizer market to the then installed base of imaging systems. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely or cost-effective basis, and such failure could have a material adverse effect on the Company's business and results of operations. See "Business - Products and Applications" and "- Research and Development."

COMPETITION. Although to date competition in the United States laser-based film digitizer market has not been significant, a new company, Clinical Laser Systems ("CLS") entered the market in 1996 with a product similar to the laser-based film digitizers offered by Lumisys. In additional, several Japanese competitors, such as Konica Corporation ("Konica"), Nishimoto Sangyo Co., Ltd. ("Nishimoto Sangyo") and Abe Sekkei Inc. ("Abe Sekkei"), offer competitive products on an international basis and may decide in the future to devote additional resources to marketing competitive products in the United States. The markets for medical film digitizers incorporating charge-coupled devices ("CCDs") are highly competitive. The Company faces competition from companies such as Vidar Systems Inc., Canon Inc., Vision Ten Inc., Hell Linotype and Howtek in the CCD-based film digitizer market. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features that render the Company's products less competitive or obsolete.

In addition, large domestic companies, such as Kodak, Minnesota Mining & Manufacturing Co. ("3M"), Sterling Diagnostics ("Sterling", formerly the medical group of E.I. DuPont de Nemours and Company) and General Electric Co. ("GE"), and European companies, such as Siemens, Philips Electronics N.V. ("Philips") and Agfa, have the technical and financial ability to design and market digitizer products competitive with the Company's products, and some of them have in the past produced and marketed such products. While most of these companies currently purchase products from the Company, the Company believes that it will be required to continue to improve the price and performance characteristics of its products to retain their business especially in view of the fact that these customers are not contractually required to purchase their digitizers exclusively or at all from the Company. All of these companies have significantly greater financial, marketing and manufacturing resources than the Company and would be significant competitors if they decided to enter this market.

The markets for medical video image digitizers are also highly competitive. Competitors in the video digitizer market are Precision Digital Images Corp., Epix, Inc., Hell Linotype and Matrox Electronic Systems Ltd. See "Business - Competition."

CUSTOMER CONCENTRATION; RELIANCE ON OEMs. A significant portion of the Company's net sales is derived from a small number of customers. For the period indicated, each of the following customers account for more than 10% of the Company's revenues: in 1994, E-Med, Eastman Kodak Company ("Kodak"), CEMAX-ICON, Inc. ("CEMAX-ICON") and Agfa Gavaert N.V. ("Agfa"); and in 1995, E-Med, Kodak and CEMAX-ICON. In 1996, Kodak, E-med and CEMAX-ICON also accounted for a significant portion of the Company's net sales although none accounted for more than 10%. Large customers also accounted for a significant portion of the Company's backlog at December 31, 1996. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations. See "Business - Sales and Marketing" and
"- Manufacturing."

SINGLE-SOURCE SUPPLIERS. The Company purchases industry-standard parts and components for the assembly of its products, generally from multiple vendors. Although the Company relies on single-source suppliers for certain components, such as lasers, photomultiplier tubes and certain electronic components primarily to control price and quality, the Company believes that alternate sources of supply are available from other vendors for such components and has qualified second source suppliers for some, but not all, single-sourced parts. The Company maintains good relationships with its vendors and, to date, has not experienced any material supply problems. While the Company seeks to maintain an adequate inventory of single-sourced components there can be no assurance that such inventories will be sufficient or that delays in part or component deliveries will not occur in the future, which could result in delays or reductions in product shipments. Furthermore, even if currently single-sourced components could be replaced by other qualified parts, product redesign and testing could be costly and time consuming. These factors could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION. The manufacturing and marketing of the Company's digitizer and video board products are subject to extensive government regulation in the United States and in other countries, and the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 1976, the date on which the Medical Device Amendments of 1976 were enacted, or to a device the FDA found to be substantially equivalent to a legally marketed pre-1976 device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Receipt of 510(k) clearance normally takes at least three months, but may take much longer and may require the submission of clinical safety and efficacy data to the FDA. All of the Company's laser-based film digitizers, the CCD-based film digitizer and the QR2000 software products that are commercially available have received 510(k) clearance. There can be no assurance that 510(k) clearance for any future product or any modification of an existing product will be granted, or that the process will not be unduly lengthy. In the future, the FDA may require manufacturers of certain medical devices to engage in a more thorough and time consuming approval process than the 510(k) process, which could have a material adverse effect on the Company's business and results of operations.

International sales of the Company's products may be subject to regulation in various countries. The regulatory review process varies from country to country and there can be no assurance that the Company will be able to obtain foreign approvals on a timely basis or at all.

The Company is also required to register as a Class II medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"). As such, the Company may be inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's GMP and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, reporting of product malfunctions and other matters. If the FDA believes that a company is not in compliance with federal regulatory requirements, it can institute proceedings to detain or seize products, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business and results of operations. The Company was inspected by the FDA in 1996 and was found to be compliant with the FDA's GMP regulations but has not been inspected by CDHS to date.

THIRD-PARTY REIMBURSEMENT. Third-party payers, such as governmental programs and private insurance plans, can indirectly affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement that they will provide for the taking, storing and interpretation of medical images. In recent years, healthcare costs have risen substantially, and third-party payers have come under increasing pressure to reduce such costs. In this regard, extensive studies undertaken by the Clinton Administration, even though not successfully translated into regulatory action, have stimulated widespread analysis and reaction in the private sector focused on healthcare cost reductions, which may involve reductions in reimbursement rates in radiology. A decrease in the reimbursement amounts for radiological procedures may decrease the amount which physicians, clinics and hospitals are able to charge patients for such services. As a result, adoption of teleradiology and PACS may slow as capital investment budgets are reduced, and the demand for the Company's products could be significantly reduced.

PRODUCT LIABILITY AND INSURANCE. The manufacture and sale of medical products entails significant risk of product liability claims. While the Company believes that its current insurance coverage is appropriate, there can be no assurance that such coverage is adequate to protect the Company from any liabilities it might incur in connection with the sale of the Company's products. In addition, the Company may require increased product liability coverage as additional products are commercialized.
Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business and results of operations.

Item 1	BUSINESS

GENERAL

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTIONS ENTITLED "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND THOSE DISCUSSED IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Lumisys designs, manufactures and markets a family of precision digitizers that convert medical images on film or video into digital format. Once in digital form, the medical images can be stored, transmitted, viewed, enhanced, manipulated and printed at any PC or workstation within a medical network. The Company currently offers a comprehensive family of products for digitizing medical film images under the Lumiscan label and video images under the Imascan label. These digitizers process images from all commercially available medical imaging modalities, including x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI"), ultrasound and nuclear medicine. The Company is the leading supplier of laser-based film digitizers, with sales of approximately 3,000 Lumiscan units since its first product was introduced in 1990, and has recently introduced a CCD-based digitizer. The Company also offers high quality board-level digitization and compression products for the capture of video images, which have applications in medical imaging as well as in scientific and industrial inspection and multimedia imaging.

In 1996, the Company introduced a computed radiography ("CR") system for use in the industrial inspection market. The CR system reads images from reusable phosphor plates of pipes, valves, aircraft parts and other structural objects.

Also in 1996, the Company purchased QR2000 software technology and is continuing the development of the product. QR2000 is an efficiency tool for use in an ultrasound department. The product allows simultaneous viewing of up to nine ultrasound rooms from a single station. The ultrasound images can be captured and read from the QR2000 system thereby saving time and film costs.

Lumisys intends to maintain and enhance its market leadership by leveraging its reputation for high quality, reliable and cost-effective products, broadening its product lines through internal product development, acquiring complementary businesses or technologies and penetrating new geographic markets. The Company sells its products primarily to OEMs and VARs, who then integrate the Company's products into teleradiology and Picture Archiving and Communication Systems ("PACS") networks. Lumisys has established close working relationships with the leading suppliers of these systems including Agfa, CEMAX-ICON, E-Med, GE, Kodak, Philips and Sterling Diagnostics.

INDUSTRY BACKGROUND

The use of medical film images to diagnose and treat diseases and injuries has been an important medical tool since the invention of x-ray technology and the emergence of radiology as a medical specialty. Today, radiologists review and interpret images from a variety of imaging modalities, including x-rays, CT, MRI, ultrasound and nuclear medicine. These modalities are used in a range of different applications requiring specialized equipment to produce images on film or video displays.
Medical imaging has reduced the need for exploratory surgical procedures and has enabled clinicians to make faster and more precise diagnoses and prescribe more targeted courses of treatment. Medical imaging is used in all stages of the patient management cycle, from screening to diagnosis, treatment and post-treatment assessment. In 1992, according to an industry source, approximately $1 billion of medical film was consumed in the United States as a result of radiographic and fluoroscopic studies performed, CT scans, MRI scans and nuclear medicine examinations.

The healthcare industry in the United States continues to change dramatically in response to the escalating costs associated with medical products and services. An increased emphasis on lowering costs and optimizing resources has encouraged the healthcare industry to evolve toward managed regional healthcare systems. These changes in the healthcare industry are having a profound impact on the practice of radiology. In the past, radiologists were located in a medical facility close to the patient where they performed examinations and interacted face-to-face with the local clinician and the patient. As reimbursement for radiological interpretations have declined, radiologists are under pressure to increase the number of interpretations and compete for business over much larger geographic areas. In addition, with the development of advanced medical imaging technologies, radiologists have been able to sub-specialize, becoming, for example, neuroradiologists, mammographers, orthopedic radiologists, angiographers or pediatric radiologists. The evolution toward managed regional healthcare systems and increasing radiologist specialization have resulted in a need to develop equipment and systems capable of transmitting medical images rapidly to and from remote locations.

Concurrent with these changes in radiology, the computing and telecommunications industries have experienced rapid growth and technological advancements. Today, high-quality medical images can be transmitted over broadband communications networks. Recent trends in the healthcare market to lower costs and optimize resources combined with the rapid growth of digital communications networks have accelerated the acceptance of teleradiology, the practice of radiology from remote locations. In teleradiology, medical images at the point of care are digitized and transmitted to central locations for interpretation, bringing the patient's information to the radiologist faster and at significantly lower cost than the traditional method of transporting the patient from the point-of-care facility to the diagnostic facility.

In addition, the digitization and transmission of medical images has enabled the formation of large scale image storage and management networks known as PACS. PACS combine teleradiology and medical information systems to facilitate (i) the management of medical images from various imaging modalities, (ii) the storage and retrieval of the images in large electronic archives, (iii) the manipulation and enhancement of such images for display at any time and at any workstation in the network and (iv) the integration of radiological information into existing patient management systems and hospital information systems. PACS, typically found in large regional hospitals and university research centers, minimize the risk of loss of the master image and reduce the overall costs of providing efficient radiology services. It is estimated that approximately 10% of all medical films are lost and an additional 10% to 15% are misplaced or misfiled, creating the need to take expensive duplicate images, delaying the delivery of quality medical care and resulting in increased medical costs.

Increased adoption of teleradiology and PACS is currently occurring among healthcare providers in response to pressures to create a more efficient healthcare delivery system in the United States, Canada, Western Europe, Japan and Australia. In addition, many countries in South America and Asia are focusing on providing better healthcare and are investing in CT, MRI and other modern imaging modalities. The Company believes that these countries present potential opportunities for the implementation of teleradiology systems.

STRATEGY

Lumisys is a leading suppler of digitizers for medical film and video images and has established a reputation for delivering high-quality, reliable and cost-effective products. The Company intends to leverage this reputation by broadening its product line, exploiting new market opportunities and penetrating new geographic markets. The Company's strategy includes the following key elements:

APPLY CORE TECHNOLOGICAL COMPETENCIES TO DEVELOP NEW PRODUCTS. Lumisys has developed expertise in electro-optics, image processing, circuit design, computing, software and communications for image digitization.
The Company's strategy is to provide increased functionality, application-specific software and additional components to enhance its core product line and address emerging market needs.

ACQUIRE COMPLEMENTARY PRODUCTS AND TECHNOLOGY. The Company intends to continue to identify and acquire complementary businesses, products and technologies that offer Lumisys the ability to introduce new products, add core technological competencies and leverage existing strengths to provide better solutions for its target markets. In early 1996, the Company acquired the QR2000 product to add core technical competencies in software development and to leverage its existing strong OEM and VAR relationships in the medical imaging market. In 1995, the Company acquired X-Ray Scanner Corporation ("XRS") to accelerate its development of a lower cost CCD-based film digitizer line and acquired Imagraph Corporation ("Imagraph") to add core technical competencies in video image digitization and compression.

EXPLOIT MARKET OPPORTUNITIES THROUGH STRONG OEM RELATIONSHIPS. The Company has established strong relationships with the key suppliers of medical image management products and systems. These relationships provide the Company with insight into emerging customer requirements, which allows the Company to position its current products appropriately and to allocate more effectively its product development resources. In addition, as OEM customers increasingly outsource parts and components for their systems, Lumisys intends to take advantage of its strong OEM relationships and its reputation for high-quality products to remain the supplier of choice with an expanding product line.

PENETRATE NEW GEOGRAPHIC MARKETS. The Company believes that significant opportunities exist for international expansion, primarily in Canada, Western Europe, Japan and Australia. In addition, many countries in South America and Asia are focusing on providing better healthcare and are investing in CT, MRI and other modern imaging modalities. The Company believes that these countries present potential opportunities for the implementation of teleradiology systems. The Company intends to identify specific market dynamics in these foreign countries and design targeted products and systems for their medical imaging needs. The Company's development of a lower cost CCD-based film digitizer was the first step toward addressing some of the needs of these markets. In 1996, Lumisys acquired a simplistic teleradiology software package that is intended to be sold with the CCD-based digitizer to provide a basic teleradiology system. The Company believes that the basic system is particularly well suited to customers in developing countries where price is a more important factor than in the United States. These customers could then upgrade to the Company's laser-based digitizer products and the Company's OEM customer's more sophisticated software systems as their needs increase.

PRODUCTS AND APPLICATIONS

The Company currently offers a comprehensive family of products for digitizing medical film and video images from all commercially available medical imaging modalities. Lumisys digitizers enable the conversion of analog medical images into the digital format required by integrated teleradiology systems. In a typical teleradiology application, a film or video image is digitized into a host computer using a Lumisys digitizer. The digitized film may be transmitted over telephone line, dedicated high-speed communication lines or satellite links and may be compressed to reduce transmission time. In a typical PACS network, current or previously archived medical images from a variety of imaging modalities and other patient information are transmitted over local and wide area networks ("LAN/WAN"). The Company's digitizers make possible the entry of medical images into PACS networks.

LUMISCAN PRODUCTS. The Lumiscan family consists of a full line of laser-based scanning medical film densitometers, primarily used for x-ray film digitization. These digitizers incorporate lasers, precision optics, computer-controlled galvanometers and micropositioners, special purpose light detectors and analog as well as digital electronic circuitry. The Lumiscan product line also includes a CCD-based film digitizer that incorporates a proprietary light source and a high quality CCD detector. In addition, the Lumiscan product line includes a CR system that incorporates much of the same technology and manufacturing techniques as the other digitizers. CR uses specialized phosphor plates to capture an x-ray image instead of film. All Lumiscan digitizers include sophisticated proprietary control software as well as internally developed input/output and driver software.

The Lumiscan 50 and 75, introduced in 1993 and 1994, respectively, utilize a common housing and are light weight, tabletop units. The Lumiscan 50 is a lower resolution product that is used primarily in non-diagnostic teleradiology applications. The Lumiscan 75 is a higher resolution product designed for diagnostic teleradiology. The Lumiscan 85 is designed specifically to capture information from x-ray mammograms, pediatric images and in non-destructive test applications. The Lumiscan 85 offers very high resolution allowing it to capture the wide dynamic range and requisite image information contained in these images, which are generally smaller and require a higher optical density to diagnose effectively.

The Lumiscan 150 and 200 utilize larger housings than the Lumiscan 50, 75 and 85 and are designed for PACS applications. These models are quickly being displaced by the less expensive desktop models. The Lumiscan 150 was introduced in 1992. The Lumiscan 200, introduced in 1991, is equipped with a film feeder capable of automatically digitizing up to 70 sheets of film, increasing operator productivity in high-volume PACS environments. The Lumiscan 100 was the Company's first product, introduced in 1990, and has been superseded by the Company's other Lumiscan products for most applications. The Lumiscan 100 is still commercially available and is used primarily by large research universities because of its high precision, variable resolution capabilities and ability to accommodate a broad range of film sizes.

The Company began shipping the Lumiscan 20 tabletop film digitizer, which is based on CCD technology, in January, 1996. The Lumiscan 20 is a less expensive film digitizer designed for use in less demanding applications and environments, where price is a more important factor than resolution. The Company designed the Lumiscan 20 to be cost-competitive, to exhibit superior image quality over CCD-based products offered by its competitors and to include an optional film feeder. The Company received FDA 510(k) clearance for the Lumiscan 20 in the fourth quarter of 1995.

The Company introduced the Lumiscan 110 CR system in 1996. The CR system was designed specifically to capture information from storage phosphors rather than film. These digitizers are being used for filmless radiograph applications in the non-destructive test ("NDT") market. Inspection of pipes, valves, aircraft parts and other structural objects can be accomplished without the use of conventional silver halide emulsion radiographic films. These digitizers are similar in size and weight to the other Lumisys tabletop digitizers.

BOARD PRODUCTS. Lumisys also develops, manufactures and markets high-quality, board-level digitization and compression products for the capture of video images. These digital images can be reproduced on workstations and displays, transmitted over networks, recorded into archives and accurately reprinted. These products have applications in medical imaging as well as in scientific and industrial inspection and multimedia imaging. They incorporate programmable gate-arrays, embedded signal processors, proprietary software and double-sided, surface-mounted technology. Additionally, the Company's proprietary Auto-Sync software automatically adjusts to accommodate the variety of video signals to be digitized. This capability allows the Company's OEM and VAR customers to install these products without having to develop extensive video installation expertise or to acquire special test equipment.

The HI*DEF Plus is a standard PC-compatible board that digitizes analog video images at up to 140 MHz sampling rates with continuous Auto-Sync locking circuitry to maintain image fidelity at optimum signal-to-noise ratios. This product is primarily used to digitize video from CT, MRI, ultrasound and nuclear medicine cameras in medical applications as well as from high resolution video cameras used for industrial inspection and quality control applications.

The Company also offers the Imascan line of monochrome and color video frame grabbers with SVGA display capabilities on a single board. These PCI boards have applications in medical ultrasound imaging as well as graphic arts, desktop video and the teleconference markets. Imascan Precision is the most recent addition to this family and integrates the most advanced features offered by this product line.

In the fourth quarter of 1996, the company introduced its integrated compression engine known as I.C.E. Clarity. This computer board can compress or decompress images at a speed greater than thirty images per second. When used in a multitasking operating system such as Windows NT, lossless JPEG compression/decompression operations can be accomplished in real-time while consuming very little computer processing bandwidth. Applications for this product have been initially targeted for capturing, reviewing and archiving medical images from cardiology workstations.

RESEARCH AND DEVELOPMENT

Lumisys devotes significant resources to research and development activities to design new products and product enhancements and identify new applications for existing products. The Company has developed expertise in electro-optics, image processing, circuit design, computing, software and communications for image digitization, which the Company believes it can leverage to introduce new products and product enhancements. The Company's engineers work closely with its OEM and VAR customers to assist in the integration of the Company's products with those of the OEMs and VARs and to identify new applications for the Company's products. Occasionally, the Company receives funding from certain OEM and VAR customers to develop specialized applications.

For the years 1996, 1995 and 1994, the Company's research and development expenditures were approximately $4.1 million, $2.9 million (not including a charge of $1.4 million for acquisition of in-process research and development) and $1.5 million, respectively. These amounts represented 18.0%, 16.7% and 17.0% of total revenues in the respective periods. In 1996, research and development resources were used primarily for the development of the CR system (the Lumiscan 110) and the integrated compression engine ("ICE") product which were introduced in 1996, as well as for the continuing development of the QR2000 ultrasound workstation tool.

 As of December 31, 1996, the Company had 28 employees engaged in research and development activities.

SALES AND MARKETING

The Company sells its film digitizers primarily to OEM and VAR customers who integrate these products into teleradiology and PACS networks. The Company also sells its film digitizers to a few end users, primarily university and medical research groups. The Company's video image digitizers are sold to many of these same customers as well as to dealers, distributors and resellers for medical, multimedia, scientific and industrial applications.

The Company markets its products primarily through an internal sales organization. In addition, the Company exhibits its products at major trade shows and supports the OEMs, VARs, dealers, distributors and resellers with product literature and application notes for reference and distribution. The Company maintains a staff of 11 sales and marketing personnel, with three individuals responsible for film digitizer products, six individuals responsible for video image digitizers, one individual responsible for software products and one individual responsible for new business development. All of the sales personnel are supported by a technical support organization and the engineering staff is available to support the Company's customers when appropriate. The Company devotes a substantial portion of its marketing efforts to developing, monitoring and enhancing its relationships with existing customers and to identifying and cultivating new customers entering the market. The loss of one or more customers or a change in their buying pattern could have a material effect on the Company's business and results of operations.

The Company emphasizes customer service and support by developing quality products, encouraging customer feedback through extensive contacts with key OEM and VAR customers, maintaining accurate documentation of technical support requests and providing customers with telephone support. The technical support staff conducts a film digitizer service training course for OEM and VAR personnel on a regular basis, providing the Company's customers with the expertise needed to install and support the Company's products. The Company provides a limited one-year parts or factory repair warranty to end-user customers, which can be performed by either the end customer or the OEMs or VARs service personnel once installation has been completed. Although the Company's warranty policy permits the customer to return the product in the event of malfunction, product returns to date have been insignificant.

MANUFACTURING

The Company's manufacturing activities consist primarily of assembling and testing components and subassemblies acquired from qualified vendors as well as assembling, aligning, system testing and performing quality assurance inspection of the end product . The Company's film digitizer facility operates under the FDA GMP guidelines and is a registered medical device manufacturer.

The Company purchases industry-standard parts and components for the assembly of its products, generally from multiple vendors. Although the Company relies on single-source suppliers for certain components, such as lasers, photomultiplier tubes and certain electronic components primarily to control price and quality, the Company believes that alternate sources of supply are available from other vendors for such components and has qualified second source suppliers for some, but not all, single-sourced parts. The Company maintains good relationships with its vendors and, to date, has not experienced any material supply problems.

The Company's backlog at December 31, 1996 was approximately $4.2 million compared with $3.5 million at December 31, 1995. The Company includes in its backlog only orders for which a customer purchase order has been received and a delivery date within six months has been specified.

COMPETITION

Although competition in the United States laser-based film digitizer market currently is not significant, several Japanese competitors such as Konica, Nishimoto Sangyo and Abe Sekkei offer competitive products on an international basis and may decide in the future to devote additional resources to marketing competitive products in the United States. In both the film and the video image digitizer market segments, significant competitive factors include product functionality, performance, cost, market presence, installed base, customer satisfaction, customer support capabilities and breadth of product line. The Company believes that it competes favorably on the basis of each of these factors.

The Company competes in a rapidly advancing field of technology in which its ability to compete depends upon the continuing improvement of its products, cost reductions and the development of new products to meet changing customer requirements. New advances in technology have produced imaging systems capable of generating digital images without the need for some of the Company's products. In particular, CR systems are currently available and have been sold for medical applications for over ten years with limited acceptance. In addition, several companies have announced developments in a technology leveraging the technology used in flat panel displays to produce high-resolution, two dimensional image sensor arrays that make it possible for x-ray images to be captured digitally without film or chemical processing. While Flat-panel technology is just being announced commercially there are potential issues with both cost and image quality. The Company cannot predict whether such technology will gain market acceptance or provide increased competition to the Company's products.

As a result of the substantial investment required by an OEM or VAR customer to integrate capital equipment into a production line, or to integrate components and subsystems into a product design, the Company believes that once an OEM or VAR customer has selected certain capital equipment or certain components or subsystems from a particular vendor, the customer generally relies upon that vendor to provide equipment for the specific production line or product application and may seek to rely upon that vendor to meet other component or subsystem requirements. Accordingly, the Company may be at a competitive advantage or disadvantage with respect to a particular customer depending on whether that customer utilizes the Company's or a competitor's component or subsystem.

PATENTS AND INTELLECTUAL PROPERTY

The Company believes that the success of its business depends more on the technical competence and creativity of its employees and successful business execution than on patents, trademarks and copyrights. Although the Company has obtained several patents it generally does not rely primarily on patent protection with respect to its products. As of January 31, 1997, the Company held or had a license to eleven United States patents, expiring between 2010 and 2014.

Competitors in the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that may prevent, limit or interfere with the Company's ability to make and sell some of its products.
Although the Company believes that its products do not infringe the patents or other proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company or that such claims will not be successful.

The Company also relies upon trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees, consultants and customers who have access to the Company's confidential or proprietary information. It is not clear, however, that these agreements will provide meaningful protection of the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

GOVERNMENT REGULATION

The manufacturing and marketing of the Company's digitizer and video board products are subject to extensive government regulation in the United States and in other countries, and the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. All of the Company's laser-based film digitizers, the CCD-based film digitizer and the QR2000 software products that are commercially available have received marketing clearance from the FDA via a 510(k) filing. International sales of the Company's products may be subject to regulation in various countries. The regulatory review process varies from country to country. To date, the Company's revenue has not been adversely impacted by an inability to obtain domestic or foreign marketing clearances.

The Company is also required to register as a Class II medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"). As such, the Company may be inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's GMP and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, reporting of product malfunctions and other matters. The Company was inspected by the FDA in 1996 and was found to be compliant with the FDA's GMP regulations but has not been inspected by CDHS to date.

Item 2.	PROPERTIES

The Company's principal facilities are located in Sunnyvale, California and Chelmsford, Massachusetts. Corporate headquarters are located in the Sunnyvale facility, an approximately 25,000 square foot facility leased through December 2000. The Chelmsford facility, which houses the Imagraph subsidiary, is located in an approximately 17,000 square foot building leased through June 1997. The Company believes that it will be able to find suitable alternate facilities in the same general area without a material disruption of its Massachusetts-based operations.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTES OF SECURITIES HOLDERS

None.



PART II.

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCHOLDER MATTERS

The Company's Common Stock commenced trading on the Nasdaq National Market on November 15, 1995, under the symbol LUMI. As of February 11, 1997, there were approximately 189 shareholders of record.

The following table sets forth for the periods indicated, the high and low closing sale prices of the Company's Common Stock.
                                     High             Low
Fiscal 1996 Fourth Quarter          $12.25           $ 9.38
            Third Quarter           $15.50           $ 8.38
            Second Quarter          $28.63           $13.63
            First Quarter           $22.63           $10.00
Fiscal 1995 Fourth Quarter          $11.25           $ 7.25

Lumisys has never paid dividends on its Common Stock and does not anticipate paying cash dividends in the future.



Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should by read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1996, 1995 and 1994 and the consolidated balance sheet data at December 31, 1996 and 1995 are derived from, and should be read in conjunction with the Company's consolidated financial statements and Notes thereto audited by Price Waterhouse LLP, independent accountants, included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1993 and 1992 and the consolidated balance sheet data at December 31, 1994, 1993 and 1992 are derived from the Company's audited consolidated financial statements not included in this report.

                                     Year ended December 31,
                             ----------------------------------------
                               1996    1995     1994    1993    1992
                             -------  -------  ------  ------  ------
                               (in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales                        $23,022  $17,662  $8,807  $6,180  $6,436
Cost of sales                 10,505    8,228   4,042   2,809   2,910
                             -------  -------  ------  ------  ------
   Gross profit               12,517    9,434   4,765   3,371   3,526
                             -------  -------  ------  ------  ------
Operating expenses:
  Sales and marketing          1,949    1,606     851     921     922
  Research and development     4,145    2,946   1,496   1,295     940
  General and administrative   2,238    1,832     712     414     650
  Acquired in-process
   research and development      ---    1,442     ---     ---     ---
                             -------  -------  ------  ------  ------
   Total operating expenses    8,332    7,826   3,059   2,630   2,512
                             -------  -------  ------  ------  ------
Income from operations (1)     4,185    1,608   1,706     741   1,014
Interest income, net             916      223      95      45      26
                             -------  -------  ------  ------  ------
Income before income taxes     5,101    1,831   1,801     786   1,040
Provision (benefit) for
 income taxes                  1,662     (762)     95      10     ---
                             -------  -------  ------  ------  ------
Net income (2)               $ 3,439  $ 2,593  $1,706  $  776  $1,040
                             =======  =======  ======  ======  ======
Net income per share (2)(3)  $  0.50  $  0.49  $ 0.34  $ 0.16  $ 0.22
Shares used to compute
 net income per share (3)      6,829    5,305   4,998   4,888   4,793

                                           December 31,
                             ----------------------------------------
                              1996     1995     1994    1993    1992
                             -------  -------  ------  ------  ------
                                         (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
 short-term investments      $18,438  $15,360  $3,633  $2,276  $1,636
Working capital               24,145   19,188   4,571   2,857   2,023
Total assets                  27,090   22,743   5,701   3,560   3,011
Mandatorily redeemable
convertible preferred stock      ---      ---   9,730   9,634   9,529
Retained earnings
 (accumulated deficit)           918   (2,521) (5,114) (6,724) (7,395)
Stockholders' equity (deficit)24,663   19,750  (5,080) (6,695) (7,373)
--------------------------------
(1) In March 1995, the Company recorded a one-time charge of $1,442,000 related to acquired in-process research and development. See Note 4 of Notes to Consolidated Financial Statements.
(2)  Excludes accretion of mandatorily redeemable convertible preferred stock.
(3) See Note 2 of Notes to Consolidated Financial Statements for a description of the shares used in calculating net income per share.



Item 7.	MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Lumisys designs, manufactures and markets a family of precision digitizers that convert medical images on film or video into digital format. The Company's first product, the Lumiscan 100, was introduced in 1990. Subsequently, the Company has introduced a new Lumiscan model every year. Substantially all of the Company's sales are derived from medical image digitizers and replacement parts to OEMs and VARs who integrate these products into teleradiology and PACS networks.

In March 1996, the Company acquired the QR2000 product to add core technical competencies in software development. In 1995, the Company acquired XRS to accelerate the development of a CCD-based film digitizer line and Imagraph to add core technical competencies in video image digitization and compression. The Company recorded a write-off aggregating $1.4 million for acquired in-process research and development associated with the 1995 acquisitions. The Company intends to continue to identify and acquire complementary businesses, products and technologies to broaden its product lines and enter new markets. Such acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt, one-time acquisition charges and amortization expenses related to goodwill and intangible assets, each of which could adversely affect the Company's financial condition and results of operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involved risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Risk Factors" and "Business," and those discussed in the other documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of sales:

                             Year ended December 31,
                             -----------------------
                               1996    1995    1994
                             ------- ------- -------
Sales                         100.0%  100.0%  100.0%
Cost of sales                  45.6    46.6    45.9
                             ------- ------- -------
  Gross profit                 54.4    53.4    54.1
                             ------- ------- -------
Operating expenses:
Sales and marketing             8.5     9.1     9.6
Research and development       18.0    16.7    17.0
General and administrative      9.7    10.4     8.1
Acquired in-process research
 and development                ---     8.2     ---
                             ------- ------- -------
Total operating expenses       36.2    44.4    34.7
                             ------- ------- -------
Income from operations         18.2     9.0    19.4
Interest income, net            4.0     1.3     1.0
                             ------- ------- -------
Income before income taxes     22.2    10.3    20.4
Provision (benefit ) for
 income taxes                   7.2    (4.3)    0.1
                             ------- ------- -------
Net income                     15.0    14.6    19.4
                             ======= ======= =======

FISCAL 1996 COMPARED WITH FISCAL 1995

SALES. Sales increased 30.3% in 1996 to $23.0 million from $17.7 million in 1995. This increase was due in part to new products launched in 1996 and late 1995. The new products included the Lumiscan 20, a CCD-based film digitizer developed with technology obtained in the XRS acquisition, the Lumiscan 110, a computed radiography system used in industrial inspection and the Lumiscan 85, a high end digitizer targeted for mammography and non-destructive test applications. The remaining increase in sales is a result of growth in demand for teleradiology and PACS networks. In 1996, no customers accounted for more than 10% of the Company's sales compared to three customers accounting for 10% or more of the Company's sales in 1995.

GROSS PROFIT. Gross profit increased 32.7% in 1996 to $12.5 million from $9.4 million in 1995. Gross margin increased from 53.4% to 54.4% primarily due to increased sales which improved absorption of manufacturing overhead.

SALES AND MARKETING. Sales and marketing expenses increased in 1996 to $1.9 million from $1.6 million in 1995, primarily due to the increase in the Company's sales and marketing personnel. As a percentage of sales, these expenses decreased to 8.5% in 1996 from 9.1% in 1995. Because the Company's distribution channels rely on established OEM and VAR customers, which generally provide sales and field support for the products, the Company does not need to increase sales and support personnel proportionately with increases in sales. However, the Company anticipates that additional resources will be required as the Company expands both its customer and geographic bases.

RESEARCH AND DEVELOPMENT. Research and development expenses increased in 1996 to $4.1 million from $2.9 million in 1995, primarily due to increased engineering. As a percentage of sales, research and development expenses increased to 18.0% in 1996 from 16.7% in 1995. The Company believes that advanced technology is a key element in the success of its business and expects to continue to increase its research and development expenditures in absolute dollar amounts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased in 1996 to $2.2 million from $1.8 million in 1995. The increase was primarily due to the on-going costs associated with increased personnel expenses as a result of being a public company. As a percentage of sales, these expenses decreased to 9.7% in 1996 from 10.4% in 1995. The Company expects that its general and administrative expenses will increase in absolute dollars in the future as the Company expands its staffing to support expanded operations.

PROVISION (BENEFIT) FOR INCOME TAXES. The Company recorded a current provision for income taxes of $2.0 million in 1996 which was partially offset by a deferred benefit of $315,000 resulting in a net provision of $1.7 million. In 1995, the Company recorded a provision for income taxes of $338,000 which was offset by the recognition of $1.1 million of deferred tax assets, resulting in a net benefit of $762,000 for the year. The recognition of deferred tax assets was based on the Company's assessment that it is more likely than not that this portion of the deferred tax assets will be realized. The Company has provided a partial valuation allowance against the balance of the deferred tax assets. At December 31, 1996, the Company had net operating loss carryforwards available to reduce income taxes for federal and state income tax purposes of approximately $800,000 and $500,000, respectively; such carryforwards expire through 2007 but are substantially limited per year. In addition, at December 31, 1996, the Company had research and development tax carryforwards available to reduce income taxes for federal and state income tax purposes of approximately $40,000 and $120,000 which expire from 2004 to 2010. See Note 5 of Notes to Consolidated Financial Statements. The Company expects to be subject to an effective tax rate of approximately 39% in 1997, absent changes in any applicable statutory tax rate.

FISCAL 1995  COMPARED WITH FISCAL 1994

SALES. Sales increased 100.5% in 1995 to $17.7 million from $8.8 million in 1994. This increase was due in part to the acquisition of Imagraph and XRS, which contributed $4.8 million and $405,000, respectively, or approximately 29.4% of sales in 1995. Excluding the acquisitions, the percentage increase in sales would have been 41.2%, primarily as a result of growth in demand for teleradiology and PACS networks. In 1995, each of three customers accounted for more than 10% of the Company's sales, as they did in 1994.

GROSS PROFIT. Gross profit increased 98% in 1995 to $9.4 million from $4.8 million in 1994. Gross profit as a percentage of sales declined from 54.1% to 53.4% primarily due to the lower gross profit margins associated with the Imagraph video board products acquired in March 1995.

SALES AND MARKETING. Sales and marketing expenses increased in 1995 to $1.6 million from $0.9 million in 1994, primarily due to the increase in the Company's sales and marketing personnel as a result of the acquisitions of Imagraph and XRS. As a percentage of sales, these expenses decreased to 9.1% in 1995 from 9.6% in 1994. Because the Company's distribution channels rely on established OEM and VAR customers, which generally provide sales and field support for the products, the Company does not need to increase sales and support personnel proportionately with increases in sales.

RESEARCH AND DEVELOPMENT. Research and development expenses increased in 1995 to $2.9 million from $1.5 million in 1994, primarily due to increased engineering personnel as a result of the acquisitions of Imagraph and XRS. As a percentage of sales, research and development expenses decreased to 16.7% in 1995 from 17.0% in 1994.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased in 1995 to $1.8 million from $0.7 million in 1994. The increase was due in part to expenses incurred in anticipation of the acquisitions of Imagraph and XRS and in part to the on-going costs associated with increased personnel expenses following the acquisitions. As a percentage of sales, these expenses increased to 10.4% in 1995 from 8.1% in 1994.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE. Acquired in-process research and development expenses represent a non-recurring charge in 1995 of $1.4 million relating to products being developed by Imagraph and XRS at the time of the acquisitions.

PROVISION (BENEFIT) FOR INCOME TAXES. The Company recognized a benefit for income taxes of $762,000 in 1995 compared with a provision of $95,000 in 1994. The acquired in-process research and development expense is not deductible for tax purposes, which resulted in significantly higher alternative minimum taxes for 1995, offset by the recognition of $1.1 million of deferred tax assets, based on the Company's assessment that it is more likely than not that this portion of the deferred tax assets will be realized.

QUARTERLY RESULTS

The following table sets forth a summary of the Company's quarterly operations data for each quarter of fiscal 1995 and 1996. This information has been derived from the Company's unaudited quarterly consolidated financial statements. In management's opinion, these quarterly results have been prepared on a basis consistent with the audited Consolidated Financial Statements contained elsewhere herein, and include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the information for the quarters presented. This data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The operating results for any quarter are not necessarily indicative of results for any future period.

                                      Quarter ended
                 -------------------------------------------------------
                 Mar.31,Jun.30,Sep.30,Dec.31,Mar.31,Jun.30,Sep.30,Dec.31,
                  1995   1995   1995   1995   1996   1996   1996   1996
                 ------ ------ ------ ------ ------ ------ ------ ------
                                      (in thousands)
Sales            $2,404 $4,674 $5,013 $5,571 $5,110 $5,872 $5,933 $6,107
Cost of sales     1,068  2,191  2,322  2,647  2,395  2,716  2,684  2,710
                 ------ ------ ------ ------ ------ ------ ------ ------
 Gross profit     1,336  2,483  2,691  2,924  2,715  3,156  3,249  3,397
                 ------ ------ ------ ------ ------ ------ ------ ------
Operating expenses:
 Sales and
  marketing         247    453    412    494    483    456    463    547
 Research and
  development       387    834    821    904    999  1,036  1,064  1,046
 General and
  administrative    266    516    540    510    628    584    622    404
 Acquired in-process
  research and
  development     1,442    ---    ---    ---    ---    ---    ---    ---
                 ------ ------ ------ ------ ------ ------ ------ ------
  Total operating
   expenses       2,342  1,803  1,773  1,908  2,110  2,076  2,149  1,997
                 ------ ------ ------ ------ ------ ------ ------ ------
Income (loss)from
 operations(1)    (1006)   680    918  1,016    605  1,080  1,100  1,400
Interest
 income, net         47     31     32    113    215    214    238    249
                 ------ ------ ------ ------ ------ ------ ------ ------
Income (loss)
 before income
 taxes             (959)   711    950  1,129    820  1,294  1,338  1,649
Provision (benefit)
 for income taxes    54   (731)   (47)   (38)    98    398    522    644
                 ------ ------ ------ ------ ------ ------ ------ ------
Net income
 (loss)(1)(2)   $(1,013)$1,442 $  997 $1,167 $  722 $  896 $  816 $1,005
                 ======= ====== ====== ====== ====== ====== ====== =====
As a percentage of total sales:
                                      Quarter ended
                 -------------------------------------------------------
                 Mar.31,Jun.30,Sep.30,Dec.31,Mar.31,Jun.30,Sep.30,Dec.31,
                  1995   1995   1995   1995   1996   1996   1996   1996
                 ------ ------ ------ ------ ------ ------ ------ ------
Sales            100.0% 100.0% 100.0% 100.0% 100.0% 100.0% 100.0% 100.0%
Cost of sales     44.4   46.9   46.3   47.5   46.9   46.2   45.2   44.4
                ------ ------ ------ ------ ------ ------ ------ ------
 Gross profit     55.6   53.1   53.7   52.5   53.1   53.8   54.8   55.6
                ------ ------ ------ ------ ------ ------ ------ ------
Operating expenses:
 Sales and
  marketing       10.3    9.7    8.2    8.9    9.4    7.8    7.8    9.0
 Research and
  development     16.1   17.8   16.4   16.2   19.6   17.6   17.9   17.1
 General and
  administrative  11.0   11.1   10.8    9.2   12.3   10.0   10.5    6.6
 Acquired in-
  process research
  and development 60.0    ---    ---    ---    ---    ---    ---    ---
                ------ ------ ------ ------ ------ ------ ------ ------
Total operating
 expenses         97.4   38.6   35.4   34.3   41.3   35.4   36.2   32.7
                ------ ------ ------ ------ ------ ------ ------ ------
Income (loss) from
 operations (1)  (41.8)  14.5   18.3   18.2   11.8   18.4   18.5   22.9
Interest income,
 net               1.9    0.7    0.7    2.0    4.2    3.6    4.0    4.1
                ------ ------ ------ ------ ------ ------ ------ ------
Income (loss)
 before income
 taxes           (39.9)  15.2   19.0   20.2   16.0   22.0   22.5   27.0
Provision (benefit)
 for income taxes  2.2  (15.6)  (0.9)  (0.7)   1.9    6.8    8.8   10.6
                ------ ------ ------ ------ ------ ------ ------ ------
Net income
 (loss) (1)(2)   (42.1)% 30.8%  19.9%  20.9%  14.1%  15.2%  13.7%  16.4%
                ====== ====== ====== ====== ====== ====== ======  =====
-----------------------
(1) In the quarter ended March 31, 1995, the Company recorded a one-time charge of $1,442,000 (60% of sales for such quarter) related to acquired in-process research and development.
(2) Excludes accretion of mandatorily redeemable convertible preferred stock.

The Company has experienced quarterly fluctuations in operating results caused by various factors, including the timing of orders by major customers, customer inventory levels, shifts in product mix, the incurrence of acquisition-related costs and general conditions in the healthcare industry which have reduced capital equipment budgets and delayed or reduced the adoption of teleradiology, and expects that these fluctuations will continue.

Gross margins declined after the first quarter of 1995 due to the acquisition of Imagraph on March 31, 1995 and the lower margins on the Imagraph video board products. In 1996, gross margins increased due to better utilization of manufacturing overhead.

Operating expenses for the last three quarters of 1995 increased significantly due to the acquisitions of XRS and Imagraph. In 1996, operating expenses fluctuated due to increased headcount and increased operating volume. Operating expenses declined as a percent of sales due to increased sales volume.

The Company typically does not obtain long-term volume purchase contracts from its customers, and a substantial portion of the Company's backlog is scheduled for delivery within 90 days or less. Customers may cancel orders and change volume levels or delivery times without penalty. Quarterly sales and operating results therefore depend on the volume and timing of the backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities primarily from net cash provided by operations, which contributed approximately $2.1 million in 1996, $1.9 million in 1995 and $1.4 million in 1994. Net cash used in investing activities included $2.3 million used in 1995 to acquire XRS and Imagraph. On November 14, 1995, the Company successfully completed an initial public offering, raising $12.2 million, net of underwriting discounts and expenses.

At December 31, 1996, the Company had cash and cash equivalents of approximately $18.4 million and working capital of approximately $24.1 million. The Company believes that its existing cash, cash equivalents and funds to be generated by operations will satisfy the Company's cashflow requirements through at least 1997. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, the Company may be required to sell additional equity or debt securities or obtain bank or other credit facilities.
There can be no assurance that the Company will be able to sell such securities or obtain such credit facilities on acceptable terms in the future, if at all. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly supplementary data is included as part of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's consolidated financial statements required by this item are set forth below.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:                                  Page

 Report of Independent Accountants                                   19

 Consolidated Balance Sheets at December 31, 1996 and 1995           20

 Consolidated Statements of Income for the three years
  ended December 31, 1996                                            21

 Consolidated Statements of Cash Flows for the three years
  ended December 31, 1996                                            22

 Consolidated Statements of Stockholders' Equity (Deficit)
  for the three years ended December 31, 1996                        23

 Notes to Consolidated Financial Statements                          24

Financial Statement Schedule for the three years ended December 31, 1996:

 Schedule II - Valuation and Qualifying Accounts                     33

All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information is shown either in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lumisys Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lumisys Incorporated and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

San Jose, California
January 22, 1997

                          LUMISYS  INCORPORATED

                       CONSOLIDATED BALANCE SHEETS

                                                  December 31,
                                             -------------------
                                                1996      1995
                                             --------   --------
                                            (in thousands, except
                                              per share amounts)
                                 ASSETS
Current assets:
 Cash and cash equivalents                  $ 18,438   $ 11,426
 Short-term investments                          ---      3,934
 Accounts receivable, net of
  allowances of $296 and $249                  3,199      2,410
 Inventories (Note 3)                          3,053      3,003
 Deferred tax asset                            1,429      1,114
 Other current assets                            453        294
                                            --------   --------
  Total current assets                        26,572     22,181
Property and equipment, net (Note 3)             345        162
Other assets                                     173        400
                                            --------   --------
                                            $ 27,090   $ 22,743
                                            ========   ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                           $    823   $  1,525
 Accrued expenses (Note 3)                     1,604      1,468
                                            --------   --------
  Total current liabilities                    2,427      2,993
                                            --------   --------
Commitments (Note 8)

Stockholders' equity:
 Preferred stock, $0.001 par value;
  5,000 shares authorized; no shares
  issued and outstanding                         ---        ---
 Common stock, $0.001 par value;
  25,000 shares authorized; 6,415
  and 6,240 shares issued and outstanding          6          6
 Additional paid-in capital                   23,887     22,702
 Retained earnings (accumulated deficit)         918     (2,521)
 Notes receivable from stockholders             (114)      (297)
 Deferred compensation related
  to stock options                               (34)      (140)
                                            --------   --------
  Total stockholders' equity                  24,663     19,750
                                            --------   --------
                                            $ 27,090   $ 22,743
                                            ========   ========
The accompanying notes are an integral part of these financial statements.



                       LUMISYS  INCORPORATED

                    CONSOLIDATED STATEMENTS OF INCOME

                                       Year ended December 31,
                                   ------------------------------
                                    1996        1995        1994
                                   ------      ------      ------
                              (in thousands, except per share amounts)
Sales                             $23,022     $17,662     $ 8,807
Cost of sales                      10,505       8,228       4,042
                                   ------      ------      ------
   Gross profit                    12,517       9,434       4,765
                                   ------      ------      ------
Operating expenses:
 Sales and marketing                1,949       1,606         851
 Research and development           4,145       2,946       1,496
 General and administrative         2,238       1,832         712
 Acquired in-process research
  and development                     ---       1,442         ---
                                   ------      ------      ------
   Total operating expenses         8,332       7,826       3,059
                                   ------      ------      ------
Income from operations              4,185       1,608       1,706
Interest income, net                  916         223          95
                                   ------      ------      ------
Income before income taxes		        5,101      	1,831       1,801
Provision (benefit) for
 Income taxes                       1,662        (762)         95
                                   ------      ------      ------
Net income                          3,439       2,593       1,706
Accretion of mandatorily
 redeemable convertible
 preferred stock                      ---         ---          96
                                   ------      ------      ------
Net income attributable
 to common stock                  $ 3,439	    $ 2,593     $ 1,610
                                   ======      ======      ======
Net income per share (Note 2)     $  0.50     $  0.49     $  0.34
                                   ======      ======      ======
Shares used to compute net
 income per share (Note 2)          6,829       5,305       4,998
                                   ======      ======      ======

The accompanying notes are an integral part of these financial statements.


                             LUMISYS  INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year ended December 31,
	                                             ----------------------
                                                    1996    1995    1994
                                                   ------  ------  ------
                                                       (in thousands)
Cash flows from operating activities
Net income                                         $3,439  $2,593  $1,706
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                       176     199      64
  Provision for doubtful accounts                      47     165     (12)
  Provision for obsolete inventories                  102     375     145
  Deferred income taxes                              (315) (1,114)    ---
  Deferred compensation related to stock options       37      33     ---
  Interest on notes receivable from shareholders       (8)    (14)     (8)
  In-process acquired research and development        ---   1,442     ---
  Changes in assets and liabilities (net
   of effects of Imagraph and XRS acquisitions):
  Accounts receivable                                (836)   (556)   (492)
  Inventories                                        (152) (1,657)   (448)
  Other current assets                               (159)   (180)     20
  Other assets                                        227    (100)    ---
  Accounts payable                                   (702)    414      68
  Accrued expenses                                    136     280     362
                                                   ------  ------  ------
Net cash provided by operating activities           1,992   1,880   1,405
                                                   ------  ------  ------
Cash flows from investing activities:
 Sales (purchases) of short-term investments        3,934  (3,934)    ---
 Purchases of property and equipment                 (359)   (108)    (61)
 Purchase of Imagraph                                 ---  (1,800)    ---
 Purchase of XRS                                      ---    (200)    ---
 Purchase of minority interest
  in affiliated company                               ---    (300)    ---
                                                   ------  ------  ------
Net cash provided by (used in) investing activities 3,575  (6,342)    (61)
                                                   ------  ------  ------
Cash flows from financing activities:
 Proceeds from sale of common stock, including tax
  benefit                                           1,254  12,255       4
 Payment on notes receivable from stockholders        191     ---       9
                                                   ------  ------  ------
Net cash provided by financing activities           1,445  12,255      13
                                                   ------  ------  ------
Net increase in cash equivalents                    7,012   7,793   1,357
Cash and cash equivalents at beginning of period   11,426   3,633   2,276
                                                   ------  ------  ------
Cash and cash equivalents at end of period        $18,438 $11,426 $ 3,633
                                                   ------  ------  ------
Supplemental disclosures of cash flow information:
 Cash paid for income taxes                       $   951 $   251 $    18

Supplemental schedule of noncash investing and financing activities:
 Accretion of mandatorily redeemable
  convertible preferred stock                     $  ---  $   --- $    96
 Common stock issued for notes receivable            ---      ---     275
 Common stock issued for purchase of XRS and
  to consultant                                      ---       33     ---
 Series C mandatorily redeemable convertible
  preferred stock issued for purchase
  of Imagraph                                        ---      200     ---
 Deferred compensation related to stock options
  reversed for terminated employees                   69      ---     ---

The accompanying notes are an integral part of these financial statements.



                           LUMISYS  INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          Retained  Notes    Deferred   Total
                                          Earnings  Rec'ble    Comp.   Stock-
                    Common Stock   Add'l  (Accumu-   from    Related   holders'
                    ------------- Paid-in   ated    Stock-   to Stock  Equity
                    Shares Amount Capital Deficit)  holders  Options  (Deficit)
                    ------ ------ ------- -------- -------- --------- ---------
Balance at December
 31, 1993           1,670 $ ---  $    38 $ (6,724) $   (9)  $   ---   $ (6,695)
 Exercise of
  stock options	      464	    2      277      ---     ---       ---        279
 Advances to
  executives for
  exercise of
  stock options      ---    ---      ---      ---    (275)      ---       (275)
 Payment on note
  receivable from
  stockholder        ---    ---      ---      ---       9       ---          9
 Interest on note
  receivable from
  stockholder        ---    ---      ---      ---      (8)      ---         (8)
 Accretion of
  mandatorily
  redeemable
  convertible
  preferred stock    ---    ---      ---      (96)    ---       ---        (96)
 Net income          ---    ---      ---    1,706     ---       ---      1,706
                  ------ ------   ------  ------- -------  --------   --------
Balance at December
 31, 1994          2,134      2      315   (5,114)   (283)      ---     (5,080)
 Exercise of
  stock options       35    ---       22      ---     ---       ---         22
 Deferred
  compensation
  related to
  stock options      ---    ---      173      ---     ---      (173)       ---
 Amortization
  of deferred
  compensation       ---    ---      ---      ---     ---        33         33
 Interest on note
  receivable from
  stockholder        ---    ---      ---      ---     (14)      ---        (14)
 Issuance of common
  stock to Director   19    ---       23      ---     ---       ---         23
 Issuance of common
  stock in
  connection with
  acquisition of
  XRS and to
  consultant          27    ---       33      ---     ---       ---         33
 Conversion of
  mandatorily
  redeemable
  convertible
  preferred
  stock            2,275      2    9,928      ---     ---       ---      9,930
 Issuance of
 common stock in
 initial public
 offering          1,750      2   12,208      ---     ---       ---     12,210
 Net income          ---    ---      ---    2,593     ---       ---      2,593
                  ------ ------   ------  ------- -------  --------   --------
Balance at December
 31, 1995          6,240      6   22,702   (2,521)   (297)     (140)    19,750
 Exercise of
  stock options      151    ---      171      ---     ---       ---        171
 Amortization
  of deferred
  compensation       ---    ---      ---      ---     ---        37         37
 Tax benefit for
  disqualified
  dispositions and
  exercise of
  non-qualified
  stock options      ---    ---    1,026      ---     ---       ---      1,026
 Deferred
  compensation
  related to stock
  options reversed
  for terminated
  employees          ---    ---      (69)     ---     ---        69        ---
 Interest on notes
  receivable from
  stockholders       ---    ---      ---      ---      (8)      ---         (8)
 Payments on notes
  receivable from
  stockholders       ---    ---      ---      ---     191       ---        191
 Issuance of common
  stock under
  employee stock
  purchase plan       28    ---      177      ---     ---       ---        177
 Shares canceled in
  connection with
  acquisition
  of XRS              (4)   ---      (16)     ---     ---       ---        (16)
 Cost of issuance
  of common stock    ---    ---     (104)     ---     ---       ---       (104)
 Net income          ---    ---      ---    3,439     ---       ---      3,439
                  ------ ------   ------  ------- -------  --------   --------
Balance at December
 31, 1996          6,415  $   6  $23,887  $   918  $ (114)  $   (34)  $ 24,663
                   =====  =====  =======  =======  ======   =======   ========
   The accompanying notes are an integral part of these financial statements.


                         LUMISYS  INCORPORATED

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Lumisys Incorporated (the "Company") designs, manufactures, and markets a family of precision digitizers that convert images on film or video into digital format. The Company commenced operations on February 4, 1987, and operates in one industry segment.

Certain Equity Transactions

In conjunction with an initial public offering of the Company's Common Stock (the "Offering") in 1995, all outstanding shares of mandatorily redeemable convertible Preferred Stock automatically converted into Common Stock upon the closing of the Offering.

In September and October 1995, the Company's Board of Directors authorized, and the stockholders approved, the reincorporation of the Company in Delaware and the associated exchange of four shares of Common Stock and four shares of mandatorily redeemable convertible Preferred Stock into one share of each corresponding class and series of stock of the Delaware successor (resulting in a one-for four reverse stock split of the Company's Common and Preferred Stock). All applicable share and per share amounts of Common and Preferred Stock have been retroactively adjusted to reflect this reverse stock split. Effective upon the closing of the Offering, the Company was authorized to issue 25,000,000 shares of Common Stock and 5,000,000 shares of undesignated Preferred Stock and the Board of Directors have the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

Revenues are recognized when products are shipped. Sales to international customers, primarily located in Europe, represented, 12%, 9% and 17% of total sales in 1996, 1995 and 1994, respectively. All transactions are denominated in U.S. dollars.

The following table summarizes the percentage of total sales from customers accounting for more than 10% of the Company's total sales in any one of the three years ended December 31, 1996:
                              Year ended December 31,
                              ------------------------
             Customer         1996      1995      1994
             --------         ----      ----      ----
                A              9%        11%       14%
                B              6%        12%       15%
                C              8%        10%       16%
                D              5%         5%       11%

Cash Equivalents and Short-term Investments

The Company considers all debt instruments with maturities of three months or less when purchased to be cash equivalents. The Company generally invests its available cash in commercial paper and money market funds with several financial institutions.

The Company has categorized its short-term investments as available for sale. Realized gains or losses are determined using the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders' equity except that those unrealized losses which are deemed to be other than temporary are reflected in the income statement. As of December 31, 1995, short-term investments consisted of a marketable debt security and its carrying value approximated cost. As of December 31, 1996, the Company did not have any short-term investments.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market, and reserves are provided for obsolete, slow-moving or unsaleable inventory.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease terms or the estimated useful lives of the related assets.

Research and Development

Research and development costs are expensed as incurred.

Software Development Costs

Software development costs are included in research and development and are expensed as incurred. Certain software development costs are capitalized once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current sales to total projected product sales, whichever method results in greater amortization. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant.

Warranty

Upon product shipment, the Company provides for the estimated cost that may be incurred under its product warranties.



Income Taxes

A deferred income tax asset or liability is established for the expected future consequences resulting from the differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss and tax credit carryforwards.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits the amount of cash invested with any one financial institution. The Company's trade accounts receivable are derived primarily from sales in the United States, Europe and the Far East. The Company's credit policy is to require prepayment of 50% prior to shipment on domestic sales and prepayment of 100% or a letter of credit on foreign sales. Prepayments are generally made less than one week prior to shipment. The Company's prepayment policy has not resulted in significant unearned revenue balances at the reported balance sheet dates. The Company performs ongoing credit evaluations of its customers' financial condition and may modify its sales terms in certain circumstances based on these reviews. The Company maintains reserves for potential credit losses; historically, such losses have been minor and within management's expectations.

Net Income Per Share

Net income per share is computed using the weighted average number of outstanding shares of Common Stock and common stock equivalents, assuming the conversion of mandatorily redeemable convertible Preferred Stock into common shares, which occurred upon completion of the Offering, and the exercise of stock options (using the treasury stock method). Common stock equivalents are excluded from the computation if their effect is anti-dilutive, except that pursuant to the requirements of the Securities and Exchange Commission, mandatorily redeemable convertible preferred stock (using the if converted method) and common equivalent shares (using the treasury stock method and the initial public offering price) issued subsequent to August 31, 1994 through November 14, 1995 have been included in the computation as if they were outstanding for all periods presented prior to the offering effective date, November 14, 1995.

Recently Issued Accounting Pronouncement

In 1996, the Company implemented the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company's adoption of SFAS 123 in 1996 does not have a material effect on the Company's financial position or results of operations, as the Company elected to continue to measure the compensation cost of stock option plans using the intrinsic value based method.

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT AMOUNTS

                                           December 31,
                                       --------------------
                                         1996         1995
                                       -------      -------
                                          (in thousands)
           Inventories:
             Raw materials             $ 2,607      $ 2,283
             Work-in-process               422          774
             Finished goods                959          779
                                       -------      -------
                                         3,988        3,836
             Less:  inventory reserves    (935)        (833)
                                       -------      -------
                                       $ 3,053      $ 3,003
                                       =======      =======

                                           December 31,
                                       --------------------
                                         1996         1995
                                       -------      -------
                                          (in thousands)
           Property and equipment:
             Machinery and equipment   $ 1,045       $  686
             Furniture and fixture          14           14
             Leasehold improvements         33           33
                                       -------      -------
                                         1,092          733
             Less:  accumulated
              depreciation and
              amortization                (747)        (571)
                                       -------      -------
                                       $   345      $   162
                                       =======      =======

           Accrued expenses:
             Payroll and related
              benefits                 $   670      $   538
             Warranty                      471          533
             Other                         463          397
                                       -------      -------
                                       $ 1,604	$	1,468
                                       =======      =======

NOTE 4 - ACQUISITIONS

Imagraph Corporation

On March 31, 1995, the Company purchased all the outstanding shares of Imagraph Corporation ("Imagraph"), a developer and manufacturer of advanced graphics controllers and frame grabbers, in exchange for $1,800,000 in cash and 36,845 shares of Series C mandatorily redeemable convertible Preferred Stock. The transaction was accounted for as a purchase; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of the acquisition. The in-process research and development represents the estimated current fair market value, using a risk-adjusted income approach, of specifically identified technologies which had not reached technological feasibility and had no alternative future uses. The purchased technology met the technological feasibility criteria for capitalization and estimated current fair market value was determined using a risk-adjusted income approach. The results of Imagraph are included in the Company's operations commencing from the date of acquisition. The allocation of the purchase price, which is based principally on an independent appraisal, is as follows (in thousands):

            Accounts receivable                 $  855
            Inventories                            940
            Property and equipment                  49
            In-process research and development    877
            Purchased technology                   120
            Other assets                            45
            Accounts payable assumed              (717)
            Other liabilities assumed             (169)
                                                 -----
              Total purchase price              $2,000
                                                 =====

The total purchase price is derived as follows:

            Cash payment                        $1,800
            Issuance of Series C mandatorily
             redeemable convertible
             preferred stock                       200
                                                 -----
                                                $2,000
                                                 =====

X-Ray Scanner Corporation

On March 2, 1995, the Company purchased all the outstanding shares of X-Ray Scanner Corporation ("XRS"), a developer and manufacturer of medical film scanning digitizers, in exchange for $200,000 in cash, 15,058 shares of the Company's Common Stock and $10,000 in acquisition expenses. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. The in-process research and development represents the estimated current fair market value, using a risk-adjusted income approach, of specifically identified technologies which had not reached technological feasibility and had no alternative future uses. The results of XRS are included in the Company's operations commencing from the date of acquisition. Prior years results of XRS are not material in relation to the results of operations of the Company. The allocation of the purchase price is as follows (in thousands):

            In-process research and development $ 565
            Other assets                           25
            Accounts payable assumed             (150)
            Other liabilities assumed            (212)
                                                -----
              Total purchase price              $ 228
                                                =====

The total purchase price is derived as follows:

            Cash payment                        $ 200
            Issuance of Common Stock               18
            Other expenses                         10
                                                -----
                                                $ 228
                                                =====

Pro Forma Information

The following pro forma information reflects the results of operations for the years ended December 31, 1995 and 1994 as if the acquisition of Imagraph had occurred as of January 1, 1994, and after giving effect to certain adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of January 1, 1994, or what operating results may occur in the future.

                                          December 31,
                                       --------------------
                                         1995         1994
                                       -------      -------
                              (in thousands, except per share amounts)

               Sales                   $19,056      $13,604
                                        ======       ======
               Net income              $ 2,724      $ 1,856
                                        ======       ======
               Net income per share    $  0.51      $  0.37
                                        ======       ======

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                     Year ended December 31,
                                 -------------------------------
                                   1996        1995       1994
                                 -------     -------     -------
          Current:
             Federal             $ 1,619     $   126     $    65
             State                   358         226          30
                                 -------     -------     -------
                                   1,977         352          95
                                 -------     -------     -------
          Deferred:
             Federal                (365)       (751)        ---
             State                    50        (363)        ---
                                 -------     -------     -------
                                    (315)     (1,114)        ---
                                 -------     -------     -------
                                 $ 1,662     $  (762)    $    95
                                 =======     =======     =======

During 1996, income taxes payable was reduced by approximately $1.0 million in connection with the exercise of non-qualified stock options.

The provision (benefit) reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate (34%) as follows (in thousands):

                                     Year ended December 31,
                                 -------------------------------
                                   1996        1995       1994
                                 -------     -------     -------
Provision at statutory rate      $ 1,734     $   623     $   612
Utilization of net operating
 loss carryforwards                  ---        (940)       (539)
Decrease in valuation allowance     (384)     (1,114)        ---
Nondeductible acquired research
 and development                     ---         490         ---
State taxes, net of federal benefit  313         149          20
Other                                 (1)         30         ---
                                 -------     -------     -------
                                 $ 1,662     $  (762)    $    95
                                 =======     =======     =======

Deferred tax assets comprise the following (in thousands):

                                             December 31,
                                         ------------------------
                                           1996            1995
                                         --------        --------
Net operating loss carryforwards         $    303        $    303
Tax credit carryforwards                      160             571
Nondeductible accruals                      1,167             810
Depreciation and amortization                 180             195
                                         --------        --------
                                            1,810           1,879
Deferred tax assets valuation allowance      (381)           (765)
                                         --------        --------
Net deferred tax assets                  $  1,429        $  1,114
                                         ========        ========

Management believes that the available objective evidence, including the recent acquisitions made by the Company and the necessary expenditures for research and development and for marketing in the high technology segment it pursues, creates uncertainty regarding the attainment of sufficient profitability to realize the deferred tax assets and therefore a partial valuation allowance has been recorded.

At December 31, 1996, the Company had net operating loss carryforwards available to reduce income taxes for federal and state income tax purposes of approximately $800,000 and $500,000, respectively; such carryforwards expire through 2007. In addition, at December 31, 1996, the Company had research and development credit carryforwards available to reduce income taxes for federal and state income tax purposes of approximately $40,000 and $120,000 which expire from 2004 to 2010.

NOTE 6 - STOCK PLANS

The Company initially reserved 45,000 shares of Common Stock for issuance under its 1987 Stock Option Plan (the "1987 Plan"). During 1990, the Board of Directors authorized an additional 580,000 shares to be reserved for issuance and during each of the years ended December 31, 1992, 1994 and 1995, the Board of Directors authorized an additional 250,000 shares to be reserved for issuance. The 1987 Plan provides for the grant of incentive stock options and nonstatutory stock options (designated "Supplemental Stock"). Incentive stock options are available for employees, officers and employee directors and are granted at exercise prices which are not less than 100% of fair market value on the date of the grant. Supplemental Stock is available for employees, officers, consultants and directors and is granted at exercise prices not less than 85% of fair market value on the date of grant. All options are to have a term not greater than ten years from the date of grant. The Board shall determine the number of shares for which an option can be granted. Options granted generally vest 25 percent after one year and then ratably at 6.25 percent per quarter over a three year period.

In September 1995, the Board of Directors determined that no additional options would be granted under the 1987 Plan and adopted the 1995 Stock Option Plan (the "1995 Plan") under which an aggregate of 350,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to employees, officers and employee directors of and consultants to the Company. The 1995 Plan will terminate in September 2005, unless terminated earlier by the Board of Directors.

The 1995 Plan provides for the grant of both incentive stock options and nonstatutory stock options (designated "Supplemental Stock"). The maximum term of options granted under the 1995 Plan is ten years. The exercise price of incentive stock options granted under the 1995 Plan must equal at least the fair value of the Company's Common Stock on the date of grant. The exercise price of Supplemental Stock options under the Plan must equal at least 85% of the fair market value of the Company's Common Stock on the date of grant. The exercise price of options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant and the terms of these options cannot exceed five years. The Board shall determine the number of shares for which an option can be granted. Options granted under the 1995 Plan will generally vest 25 percent after one year and then ratably at 6.25 percent per quarter over a three year period.

Under certain events, the Company has the right to repurchase, at the original issue price, a declining percentage of certain of the common shares issued to employees under written agreements with such employees. The Company's right to repurchase such stock declines on a percentage basis based on the length of the employees' continuous employment with the Company. At December 31, 1996, 8,508 shares of Common Stock were subject to repurchase by the Company.

The Company has recorded compensation expense for the difference between the grant price and the deemed fair market value of the Company's Common Stock for options granted in March 1995. Such compensation expense was approximately $37,000 for the year ended December 31, 1996 and $33,000 for the nine month period ended December 31, 1995. During 1996, forfeited options resulted in a reduction of $69,000 from the maximum aggregated compensation expense to approximately $104,000 over the vesting period of four years.

In August 1995, the Board adopted the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"), which provided for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. The Directors Plan will be administered by the Board.

The maximum number of shares of Common Stock that may be issued pursuant to options granted under the Directors Plan is 112,500. Pursuant to the terms of the Directors Plan, each person who is elected as a director of the Company or a compensated Chairman of the Board (a "Non-Employee Director") will automatically be granted on option to purchase 18,750 shares of Common Stock on the date of his or her election to the Board.
On the date of adoption of the Directors Plan, each person who was then a Non-Employee Director of the Company and who had not received within the one-year period prior to adoption of the Directors Plan either an option grant or other right to purchase shares of Common Stock, was granted an option to purchase 18,750 shares of Common Stock under the Directors Plan. Thereafter, each Non-Employee Director will automatically be granted an option to purchase an additional 18,750 shares of Common Stock under the Directors Plan on the date any and all previous options or stock purchases by such person either under the Directors Plan or otherwise become fully vested. Options granted under the Directors Plan will vest 25 percent after one year and then ratably at 6.25 percent per quarter thereafter over a three year period.

No options granted under the Directors Plan may be exercised later than ten years from the date of grant. The exercise price of options under the Directors Plan must be equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan are generally nontransferable. The Directors Plan will terminate August 2005 unless terminated earlier by the Board.

Pursuant to the Directors Plan, in August 1995 each of two Non-Employee Directors was granted an option to purchase 18,750 shares of Common Stock at an exercise price of $6.00 per share.

In September 1995, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 150,000 shares of Common Stock for issuance to eligible employees. The Purchase Plan permits eligible employees to purchase Common Stock through periodic payroll deductions of up to 10% of their annual compensation. Each offering period will have a duration of 12 months and shares of Common Stock will be purchased for each participant at semi-annual intervals during each offering period. The price at which the Common Stock is purchased under the Purchase Plan is equal to 85 percent of the lower of the fair value on the commencement date of each offering period or the semi-annual purchase date. As of December 31, 1996, 28,450 shares had been issued under the Purchase Plan.

At December 31,1996, the Company has three stock-based compensation plans, as described above. The Company has elected to continue to apply APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                1996     1995
    Net income              As reported       $ 3,439  $ 2,593
                            Pro forma         $ 3,197  $ 2,514

    Net income per share    As reported       $  0.50  $  0.49
                            Pro forma         $  0.47  $  0.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0 percent for both years; expected volatility of 57.8 and 59.8 percent, risk-free interest rates of 6.01 and 6.26; and expected lives of 3 years for non-officer/director and 5 years for officers and directors for both years.

A summary of the Company's stock option activity is presented below:

                                   Weighted
                                    Options   Average Price
                                   --------   -------------
Outstanding at December 31, 1993    678,813       $0.59
 Options granted                    198,625       $0.60
 Options exercised                 (464,546)      $0.60
 Options forfeited                  (17,267)      $0.60
                                   --------
Outstanding at December 31, 1994    395,621       $0.59
 Options granted	                  465,238       $3.66
 Options exercised                  (34,683)      $0.65
 Options forfeited                  (13,048)      $1.00
                                   --------
Outstanding at December 31, 1995    813,128       $2.34
 Options granted                    153,225       $9.61
 Options exercised                 (151,141)      $1.13
 Options forfeited                 (139,172)      $4.60
                                   --------
Outstanding at December 31, 1996    676,040       $3.79
                                   ========
Vested at December 31, 1996         273,287
                                   ========
Available for future grant at
 December 31, 1996                  287,625
                                   ========

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                    Options Outstanding              Options Vested
                -------------------------------  -----------------------
                           Weighted-
	                      Average    Weighted-          Weighted-
                 Number    Remaining    Average            Average
    Range of      Out-    Contractual   Exercise   Number Exercise
Exercise Prices Standing     Life        Price     Vested   Price
--------------- --------  -----------  --------- -------- ----------
$0.26 to $ 0.60  265,963   6.66 years    $0.59    198,098   $0.59
 1.20 to   1.20  121,634   8.20           1.20     37,747    1.20
 4.00 to   6.00  133,255   8.60           5.79     36,784    5.72
 8.00 to  11.44  155,188   9.71           9.59        658    8.00
                 -------                         --------
$0.26 to $11.44  676,040   8.02          $3.79    273,287   $1.38
                 =======                         ========

Using the Black-Scholes option-valuation model, the weighted average fair value of options granted in 1996 and 1995 is $5.09 and $2.06 respectively.

The fair value of the employees' purchase rights under the Purchase Plan, which is described above, was estimated using the Black-Scholes option-valuation model with the following assumptions for 1996 and 1995, respectively: dividend yield of 0 percent for both years; an expected life of 1 year for both years; expected volatility of 59 and 56 percent; and risk-free interest rates of 5.52 and 5.96 percent. The weighted-average fair value of those purchase rights granted in 1996 and 1995 was $2.74 per share for both years.

NOTE 7 - NOTES RECEIVABLE FROM RELATED PARTIES

During May 1994, the Company made loans totaling $275,000 to certain executives and directors pursuant to the Company's 1987 Stock Option Plan. The loans are secured by 458,500 shares of the Company's Common Stock.
The loans bear interest at the lesser of 4.94 percent per annum or the maximum rate permissible by law. Accrued interest is payable annually in arrears. The loans are due on the earlier of May 31, 1997 or upon the borrower's termination of employment with the Company. Notes receivable deducted from stockholders' equity (deficit) at December 31, 1996, 1995, 1994 and 1993 include loan balances plus accrued interest.

During 1995, the Company made a loan totaling $125,000 to an employee of the Company. The loan bears interest at 7.96 percent per annum and is payable at a rate of $25,000 plus accrued interest annually commencing March 1, 1996. In addition, the Company has entered into a non-competition agreement with the same employee at a rate of $25,000 per year over a five year period commencing March 1, 1995.

NOTE 8 - COMMITMENTS

The Company leases its facilities under noncancelable operating leases which expire at various dates through 2000. Future minimum lease commitments are as follows (in thousands):

                         Year ending
                         December 31,
                         ------------
                             1997         $277
                             1998          221
                             1999          221
                             2000          221
                                          -----
                                          $940
                                          =====

Total rent expense was approximately $441,000, $318,000 and $173,000 for 1996, 1995 and 1994, respectively.

Schedule II:	Valuation and Qualifying Accounts
                                Balance at                         Balance
                                 beginning                         at end
                                  of year   Additions  Deductions  of year
                                ----------  ---------  ----------  -------
Year ended December 31, 1994:
 Allowance for doubtful accounts  $  96       $  62       $ (74)    $  84
 Inventory reserves               $ 506       $ 145       $(130)    $ 521
Year ended December 31, 1995:
 Allowance for doubtful accounts  $  84       $ 172       $  (7)    $ 249
 Inventory reserves               $ 521       $ 402       $ (90)    $ 833
Year ended December 31, 1996:
 Allowance for doubtful accounts  $ 249       $  50       $  (3)    $ 296
 Inventory reserves               $ 833       $ 434       $(332)    $ 935

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 2 and 3 of Lumisys Incorporated's Proxy Statement dated April 8, 1997 with respect to directors of the Company, is incorporated herein by reference in response to this item.

The executive officers of the Company and their ages as of December 31, 1996 are as follows:

        Name         Age                 Position
Stephen J. Weiss      58  President, Chief Executive Officer and Director
Craig L. Klosterman   42  Chief Operating and Chief Financial Officer
John M. Burgess       52  Vice President, Sales
Linden J. Livoni      48  Vice President, Engineering
Kuldip K. Ahluwalia   40  Vice President, Marketing and Business
Development

Stephen J. Weiss has served as a member of the Company's Board of Directors, President and Chief Executive Officer since joining the Company in January 1990. Prior to that time, Mr. Weiss was a founder of Virtual Imaging, a medical imaging company, where he last held the position of President. From 1971 to 1985, Mr. Weiss was an Executive Vice President of ADAC Laboratories, a medical imaging company.

Craig L. Klosterman has served as the Chief Financial Officer since February 1993 and also as the Company's Chief Operating Officer since October 1994. Mr. Klosterman also served as Vice President, Operations for the Company from January 1994 through October 1994. From 1988 to 1992, he worked at Voysys Corporation, a telephone communications company, where he last held the position of Vice President of Finance and from 1987 through 1988 he served as controller of Silicon Solutions Corporation, a subsidiary of Zycad Corporation, a computer-aided engineering company.

John M. Burgess has served as the Company's Vice President of Sales since May 1990. From 1986 to 1990, Mr. Burgess served as Vice President, Sales and Marketing for Diasonics, a medical imaging company. Prior to joining Diasonics, Mr. Burgess served as an Executive Vice President of ADAC Laboratories.

Linden J. Livoni has served as the Company's Vice President of Engineering since January 1992. Prior to that time, Mr. Livoni spent six years as Director of Engineering at Greyhawk Systems, Inc., a high-resolution display company. Previously, Mr. Livoni served as Director of Engineering for the Digital Radiography Division of Diasonics.

Kuldip K. Ahluwalia has served as the Company's Vice President of
Marketing and Business Development since December 1996. From 1994 through 1996, Mr. Ahluwalia served as Marketing Manager for Toshiba America Medical Systems, a medical imaging company. Prior to joining Toshiba, Mr. Ahluwalia held various sales and marketing positions with General Electric Medical Systems.

Item 11.  EXECUTIVE COMPENSATION

The information contained on pages 10 through 13 of Lumisys Incorporated's Proxy Statement dated April 8, 1997 with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 9 and 10 of Lumisys Incorporated's Proxy Statement dated April 8, 1997 with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 16 of Lumisys Incorporated's Proxy Statement dated April 8, 1997, with respect to certain transactions, is incorporated herein by reference in response to this item.



PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
K
(1)  Financial Statements - See Item 8 of this report
(2)  Financial Statement Schedules - See Item 8 of this report
(3)  Index to Exhibits

Exhibit
Number      Description of Document
  2.1 Form of Agreement and Plan of Merger between Lumisys Incorporated ("Lumisys California") and Lumisys Merger Corporation ("Lumisys Delaware") (1)
  3.1    Amended and Restated Certificate of Incorporation of Lumisys
         Delaware (2)
  3.2    Certificate of Incorporation of the Company, filed with the
         Delaware
         Secretary of State on November 17, 1995 (2)
  3.3    Bylaws of Lumisys Delaware (1)
  3.4 Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lumisys Delaware, filed with the Delaware
         Secretary of State on October 26, 1995 (1)
  4.1    Reference is made to Exhibits 3.1 through 3.3
  4.2    Specimen stock certificate (1)
 10.1    Form of Indemnity Agreement entered into between the Company and its directors and officers (1)
*10.2    The Company's 1987 Stock Option Plan (the "1987 Plan") (1)
*10.3    Form of Incentive Stock Option under the 1987 Plan (1)
*10.4    Form of Supplemental Stock Option under the 1987 Plan (1)
*10.5    Form of Early Exercise Agreement under the 1987 Plan (1)
*10.6    The Company's 1995 Stock Option Plan (the "1995 Plan") (1)
*10.7    Form of Incentive Stock Option under the 1995 Plan (1)
*10.8    Form of Supplemental Stock Option under the 1995 Plan (1)
*10.9    Form of Early Exercise Agreement under the 1995 Plan (1)
*10.10   The Company's 1995 Employee Stock Purchase Plan (1)
*10.11   The Company's 1995 Non-Employee Directors' Stock Option Plan (1)
 10.12 Stock Purchase Agreement dated as of March 31, 1995 among the Company, Imagraph Corporation and Microfield Graphics, Inc. (1)
 10.13 The Company's Amended and Restated Information and Registration Rights Agreement dated as of April 26, 1991, as amended (1)
 10.14   Registration Rights Granted to Nicholas K. Sheridon, dated
         December 15, 1987 between the Company and Nicholas K. Sheridon (1)
 10.16   Lease, dated January 1, 1993 between Teachers Realty Corporation and Imagraph Corporation (1)
 10.17   Industrial Real Estate Lease, dated October 12, 1995, by and between the Company and APT-Cabot California, Inc. (1)
 21.1    Subsidiaries of the Company (1)
 23.1    Consent of Price Waterhouse LLP
---------------------------------------------------
(1) Incorporated by reference to the exhibit bearing the same number in the Company's Form S-1 Registration Statement declared effective November 14, 1995 (File No. 33-97230).
(2) Incorporated by reference to the exhibit bearing the same number in the Company's Form 10-K for the year ended December 31, 1995.
 *  Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K filed in the fourth quarter of 1995
     None.
(d) Financial statement schedules - The response to this portion of Item 14 is submitted as a separate section of this report.


                               Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LUMISYS INCORPORATED


Dated:     March 28, 1997                     By:/s/ Stephen J. Weiss
                                                 --------------------
                                                 Stephen J. Weiss
                                                 President, Chief
                                                 Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                  Title                        Date

/s/ Stephen J. Weiss          President, Chief Executive    March 28, 1997
--------------------          Officer and Director          --------------
Stephen J. Weiss              (Principal Executive Officer)

/s/ Craig L. Klosterman       Chief Operating and Chief     March 28, 1997
-----------------------       Financial Officer (Principal  --------------
Craig L. Klosterman	      Financial Officer)


/s/ Douglas G. DeVivo, Ph.D.  Chairman of the Board         March 28, 1997
----------------------------                                --------------
Douglas G. DeVivo, Ph.D.


/s/ C. Richard Kramlich       Director                      March 28, 1997
-----------------------                                     --------------
C. Richard Kramlich


/s/ Matthew D. Miller, Ph.D.  Director                     March 28, 1997
----------------------------                               --------------
Matthew D. Miller, Ph.D.


/s/ Jesse I. Treu, Ph.D.      Director                     March 28, 1997
------------------------                                   --------------
Jesse I. Treu, Ph.D.














45