Form 10-Q
period 1997-03-31
LUMISYS INC \DE\
filed 1997-05-14
CIK 1001289

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

                               or

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

As of May 2, 1997, 6,459,265 shares of the registrant's Common
Stock, $.001 par value, were outstanding.








                     Lumisys Incorporated
                            Index

                                                         Page
Part I. FINANCIAL INFORMATION

        Item 1.  Financial Statements:

          Consolidated balance sheets at March 31, 1997
           and December 31, 1996                           3

          Consolidated statements of income for the three
           months ended March 31, 1997 and 1996            4

          Consolidated statements of cash flow for the
           three months ended March 31, 1997 and 1996      5

          Notes to financial statements                    6

        Item 2.  Management's discussion and Analysis of
         Financial Condition and Results of Operations     7

Part II. OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K          8

SIGNATURES                                                 9



























Part I  - FINANCIAL INFORMATION

Item 1. Financial Statements

                         Lumisys Incorporated
                      Consolidated Balance Sheets
                             (Unaudited)
                 (In thousands, except per share amounts)
                                        March 31,  December 31,
                                          1997          1996
                                        ---------- ------------
                                ASSETS
Current assets:
  Cash and cash equivalents                $19,912      $18,438
  Accounts receivable, net of allowances
   of $301 and $296                          3,380        3,199
  Inventories                                2,801        3,053
  Deferred tax assets                        1,429        1,429
  Other current assets                         334          453
                                        ---------- ------------
   Total current assets                     27,856       26,572
Property and equipment, net                    317          345
Other assets                                   177          173
                                        ---------- ------------
                                           $28,350      $27,090
                                        ========== ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                           $   745      $   823
Accrued expenses                             2,120        1,604
                                        ---------- ------------
Total current liabilities                    2,865        2,427
                                        ---------- ------------

Stockholders' equity
 Preferred stock, $0.001 par value;
  5,000 shares authorized; no shares
  issued and outstanding                       ---          ---
 Common stock, $0.001 par value; 25,000
  shares authorized; 6,459 and 6,415
  shares issued and outstanding                  6            6
 Additional paid-in capital                 23,917       23,887
 Retained earnings                           1,706          918
 Notes  receivable from stockholders          (114)        (114)
 Deferred compensation related to stock
  options                                      (30)         (34)
                                        ---------- ------------
  Total stockholders' equity                25,485       24,663
                                        ---------- ------------
                                           $28,350      $27,090
                                        ========== ============
The accompanying notes are an integral part of these financial statements.

                     Lumisys Incorporated
               Consolidated Statements of Income
                         (Unaudited)
            (In thousands, except per share amounts)


                                          Three months ended
                                        ---------------------
                                         March 31,  March 31,
                                            1997       1996
                                         ---------   --------

Sales                                      $ 5,818    $ 5,110
Cost of sales                                2,598      2,395
                                         ---------   --------
  Gross profit                               3,220      2,715
                                         ---------   --------
Operating expenses:
 Sales and marketing                           636        483
 Research and development                    1,033        999
 General and administrative                    510        628
                                         ---------   --------
  Total operating expenses                   2,179      2,110
                                         ---------   --------
Income from operations                       1,041        605
Interest income                                250        215
                                         ---------   --------
Income before income taxes                   1,291        820
Provision for income taxes                     503         98
                                         ---------   --------
Net income                                 $   788    $   722
                                         =========   ========

Net income per share                       $  0.12    $  0.11
                                         =========   ========

Shares used to compute net income per share  6,743      6,826
                                         =========   ========













The accompanying notes are an integral part of these financial statements.


                   Lumisys Incorporated
            Consolidated Statements of Cash Flow
                      (Unaudited)
                     (In thousands)

                                              Three months ended
                                              ------------------
                                              March 31, March 31,
                                                 1997    1996
                                               -------  -------

Cash flows from operating activities:
 Net income                                    $   788 $   722
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                    43      47
   Deferred income taxes                           ---    (210)
   Interest on notes receivable from stockholders  ---      (3)
   Changes in assets and liabilities:
   Accounts receivable                            (181)   (271)
   Inventories                                     252    (433)
   Other assets                                    115      46
   Accounts payable                                (78)    113
   Accrued expenses                                516     228
                                               ------- -------
Net cash provided by operating activities        1,455     239
                                               ------- -------
Cash flows from investing activities:
 Proceeds from sale of short-term investments      ---   3,934
 Purchases of property and equipment               (11)    (58)
                                               ------- -------
Net cash provided (used) in investing activities   (11)  3,876
                                               ------- -------
Cash flows from financing activities:
 Proceeds from sale of common stock, net            30     (79)
 Payment on notes receivable from stockholders     ---      98
                                               ------- -------
Net cash provided by financing activities           30      19
                                               ------- -------
Net increase in cash and cash equivalents        1,474   4,134
Cash and cash equivalents at beginning of
 period                                         18,438  11,426
                                               ------- -------
Cash and cash equivalents at end of period     $19,912 $15,560
                                               ======= =======

Supplemental disclosure of cash flow information:
 Cash paid (refunded) for income taxes         $   (14)$    89


The accompanying notes are an integral part of these financial statements.


                  Lumisys Incorporated
         Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements of Lumisys Incorporated (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The consolidated balance sheet as of March 31, 1997, and the consolidated statements of income and of cash flows for the three months ended March 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for these interim periods.

The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

Note 2 - Composition of Certain Financial Statement Amounts

                                    March 31, December 31,
                                       1997      1996
                                     -------    -------
                                      (In thousands)
       Inventories:
        Raw materials                $ 2,275    $ 2,607
        Work-in-process                  758        422
        Finished goods                   765        959
                                     -------    -------
                                       3,798      3,988
        Less:  inventory reserves       (997)      (935)
                                     -------    -------
                                     $ 2,801    $ 3,053
                                     =======    =======
       Accrued expenses:
        Payroll and related benefits $   633    $   670
        Warranty                         461        471
        Income taxes payable             721        204
        Other                            305        259
                                     -------    -------
                                     $ 2,120    $ 1,604
                                     =======    =======

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

Lumisys develops, manufactures and markets a broad product line of laser-based very high resolution medical film digitizers, CCD-based film scanners and video digitizer products necessary for converting analog medical images into diagnostic quality digital formats.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's 1996 Annual Report on Form 10-K.

Results of Operations

Total sales for the first quarter of 1997 increased 13.9% to $5.8 million from $5.1 million for the first quarter of 1996. This increase was primarily due to sales of new products introduced in 1996.

Gross profit for the first quarter of 1997 increased 18.6% to $3.2 million from $2.7 million for the corresponding period of 1996. Gross margin increased to 55.3% in the first quarter of 1997 from 53.1% in the first quarter of 1996 primarily due to increased volume and continued product cost control.

Sales and marketing expenses increased 31.7% in the first quarter of 1997 to $636,000 from $483,000 in the first quarter of 1996. The increase was primarily due to the increase in the Company's sales and marketing personnel. As a percentage of sales, these expenses increased to 10.9% in the first quarter of 1997 from 9.5% in the first quarter of 1996.

Research and development expenses increased 3.4% in the first quarter of 1997 to $1,033,000 from $999,000 in the same quarter of 1996. As a percentage of sales, research and development expenses decreased to 17.8% in the first quarter of 1997 from 19.5% in the same quarter of 1996.

General and administrative expenses decreased 18.8% in the first quarter of 1997 to $510,000 from $628,000 in the first quarter of 1996. The decrease is due in part to the reorganization of Imagraph which resulted in a decrease in administrative personnel and lower acquisition related charges in 1997 as compared to 1996. As a percentage of sales, general and administrative expenses decreased to 8.8% in the first quarter of 1997 from 12.3% in the first quarter of 1996.

The Company recognized a provision for income taxes in the first quarter of 1997 of $503,000 compared with a net provision of $98,000 in the corresponding period of 1996. The net provision for taxes in the first quarter of 1996 was reduced by the recognition of $210,000 of deferred tax assets, based on the Company's assessment that it was more likely than not that this portion of the deferred tax assets would be realized. The Company has provided a partial valuation allowance against the balance of the deferred tax assets remaining as of March 31, 1997. The Company expects to continue to be subject to an effective tax rate of approximately 39% for the remainder of 1997.

Liquidity and Capital Resources

The Company has financed its activities primarily from net cash provided by operations, which contributed $1.5 million in the first quarter of 1997 and $239,000 in the same period of 1996.

At March 31, 1997, the Company's working capital was $25.0 million. The Company had cash and cash equivalents of approximately $19.9 million at March 31, 1997, compared with $18.4 million cash and cash equivalents at December 31, 1996.
The increase is primarily due to net income for the period and an increase in accrued income taxes.

The Company does not currently have any significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

Part 2 - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits furnished:

     Exhibit
     Number       Description of Document
     -------      -----------------------
       27         Financial Data Schedule

(b)  Reports on Form 8-K:  none.










                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LUMISYS INCORPORATED

Dated:  May 13, 1997                 By: /s/ Stephen J. Weiss
        ------------                     --------------------
                                         Stephen J. Weiss
                                         President, Chief
                                         Executive Officer

        May 13, 1997                     /s/ Craig L. Klosterman
        ------------                     -----------------------
                                         Craig L. Klosterman
                                         Chief Operating and
                                         Chief Financial Officer