Form 10-Q
period 1997-06-30
LUMISYS INC \DE\
filed 1997-08-14
CIK 1001289

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                         or

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

As of August 7, 1997, 6,449,073 shares of the registrant's Common Stock, $.001 par value, were outstanding.











                              Lumisys Incorporated
                                     Index

                                                                     Page
                                                                     ----
Part I. FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Consolidated balance sheets at June 30, 1997
                and December 31, 1996                                    3

               Consolidated statements of income for the three
                and six months ended June 30, 1997 and 1996              4

               Consolidated statements of cash flows for the six
                months ended June 30, 1997 and 1996                      5

               Notes to financial statements                         6 - 7

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations        7 - 9

Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                         9

     Item 4.   Submission of Matters to a Vote of Security Holders      10

     Item 6.   Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                              11

















Part I  - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Lumisys Incorporated
                           Consolidated Balance Sheets
                                   (Unaudited)
                                 (In thousands)
                                                     June 30,     December 31,
                                                       1997           1996
                                                   ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                          $ 19,822       $ 18,438
  Accounts receivable, net of allowances of $316
   and $296                                             3,462          3,199
  Inventories                                           3,487          3,053
  Deferred tax assets                                   1,429          1,429
  Other current assets                                    322            453
                                                   ------------   ------------
    Total current assets                               28,522         26,572
Property and equipment, net                               343            345
Other assets                                               57            173
                                                   ------------   ------------
                                                     $ 28,922       $ 27,090
                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  1,243       $    823
  Accrued expenses                                      1,996          1,604
                                                   ------------   ------------
    Total current liabilities                           3,239          2,427
                                                   ------------   ------------

Stockholders' equity
  Preferred stock, $0.001 par value; 5,000 shares
   authorized; no shares issued and outstanding           ---            ---
  Common stock, $0.001 par value; 25,000 shares
   authorized; 6,441 and 6,240 shares issued
   and outstanding, net of re-acquired
   shares of 28 and 0                                       6              6
  Additional paid-in capital                           23,485         23,887
  Retained earnings                                     2,218            918
  Notes receivable from stockholders                      ---           (114)
  Deferred compensation related to stock options          (26)           (34)
                                                   ------------   ------------
    Total stockholders' equity                         25,683         24,663
                                                   ------------   ------------
                                                     $ 28,922       $ 27,090
                                                   ============   ============

  The accompanying notes are an integral part of these financial statements.
                                         3


                              Lumisys Incorporated
                      Consolidated Statements of Income
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                  Three months ended    Six months ended
                                  ------------------   ------------------
                                   June 30,  June 30,  June 30,  June 30,
                                     1997      1996      1997      1996
                                   -------   -------   -------   -------
Sales                              $ 5,311   $ 5,872   $11,129   $10,982
Cost of sales                        2,372     2,716     4,970     5,111
                                   -------   -------   -------   -------
  Gross profit                       2,939     3,156     6,159     5,871
                                   -------   -------   -------   -------
Operating expenses:
  Sales and marketing                  628       456     1,264       938
  Research and development           1,216     1,036     2,249     2,035
  General and administrative           508       584     1,018     1,213
                                   -------   -------   -------   -------
    Total operating expenses         2,352     2,076     4,531     4,186
                                   -------   -------   -------   -------
Income from operations                 587     1,080     1,628     1,685
Interest income                        252       214       502       429
                                   -------   -------   -------   -------
Income before income taxes             839     1,294     2,130     2,114
Provision for income taxes             327       398       830       497
                                   -------   -------   -------   -------
Net income                         $   512   $   896   $ 1,300   $ 1,617
                                   =======   =======   =======   =======

Net income per share               $  0.08   $  0.13   $  0.19   $  0.24
                                   =======   =======   =======   =======

Shares used to compute net
 income per share                    6,676     6,848     6,710     6,841
                                   =======   =======   =======   =======






The accompanying notes are an integral part of these financial statements.

                             Lumisys Incorporated
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                       Six months ended
                                                     ---------------------
                                                      June 30,   June 30,
                                                        1997       1996
                                                      ---------  ---------
Cash flows from operating activities:
 Net income                                            $ 1,300    $ 1,617
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                           105        101
   Deferred income taxes                                   ---       (315)
   Interest on notes receivable from stockholders          ---         (5)
   Changes in assets and liabilities:
    Accounts receivable, net                              (263)      (437)
    Inventories                                           (434)      (568)
    Other assets                                           247         39
    Accounts payable                                       420       (182)
    Accrued expenses                                       392        542
                                                      ---------  ---------
Net cash provided by operating activities                1,767        792
                                                      ---------  ---------
Cash flows from investing activities:
 Proceeds from sale of short-term investments              ---      3,934
 Purchases of property and equipment                       (95)       (70)
                                                      ---------  ---------
Net cash provided (used) in investing activities           (95)     3,864
                                                      ---------  ---------
Cash flows from financing activities:
 Proceeds from sale of common stock, net                   161         82
 Payment on notes receivable from stockholders             114        174
 Purchase of treasury stock                               (563)       ---
                                                      ---------  ---------
Net cash provided (used) by financing activities          (288)       256
                                                      ---------  ---------
Net increase (decrease) in cash and cash equivalents     1,384      4,912
Cash and cash equivalents at beginning of period        18,438     11,426
                                                      ---------  ---------
Cash and cash equivalents at end of period             $19,822    $16,338
                                                      =========  =========

Supplemental disclosure of cash flow information:
 Cash paid for income taxes                            $   572    $   499



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

The consolidated balance sheet as of June 30, 1997, and the consolidated statements of income for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the results for these interim periods.

The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

Note 2 - Composition of Certain Financial Statement Amounts

                                         June 30,    Dec. 31,
                                           1997        1996
                                          -------     -------
                                           (In thousands)
        Inventories:
          Raw materials                    $2,247     $2,607
          Work-in-process                   1,114        422
          Finished goods                    1,243        959
                                          -------     -------
                                            4,604       3,988
          Less:  inventory reserves        (1,117)       (935)
                                          -------     -------
                                          $ 3,487     $ 3,053
                                          =======     =======
        Accrued expenses:
          Payroll and related benefits    $   671     $   670
          Warranty                            470         471
          Accrued income taxes                462         204
          Other                               393         259
                                          -------     -------
                                          $ 1,996     $ 1,604
                                          =======     =======

Note 3 - Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128, which is effective for the Company's fiscal year ending December 31, 1997, redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share, and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three and six month periods ended June 30, 1997 and June 30, 1996, the Company's earnings per share would have been as follows:

                       Three months ended       Six months ended
                       ------------------      ------------------
                       June 30,   June 30,     June 30,   June 30,
                         1997       1996         1997       1996
                       --------   --------     --------   --------
Earnings per share:
        Basic           $ 0.08     $ 0.14       $ 0.20      $ 0.26
        Diluted         $ 0.08     $ 0.13       $ 0.19      $ 0.24

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS 131 are effective in 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS THOSE DISCUSSED IN THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-K AND OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

Lumisys develops, manufactures and markets a broad product line of laser-based very high resolution medical film digitizers, CCD-based film scanners and video digitizer products necessary for converting analog medical images into diagnostic quality digital formats.

Results of Operations

Total sales for the three months ended June 30, 1997 decreased 9.6% to $5.3 million from $5.9 million for the three months ended June 30, 1996. The decrease for the three month period was due to a decrease in system sales in 1997 from 1996. Total sales for the six months ended June 30, 1997 increased 1.3% to $11.1 million from $11.0 million for the six months ended June 30, 1996.

Gross profit for the three months ended June 30, 1997 decreased 6.9% to $2.9 million from $3.2 million for the corresponding period of 1996. Gross margin increased in the three month period ended June 30, 1997 to 55.3% from 53.7% in the same period of 1996. Gross profit for the six months ended June 30, 1997 increased 4.9% to $6.2 million from $5.9 million for the six months ended June 30, 1996. Gross margin increased in the six month period to 55.3% from 53.5%, primarily due to stable prices for systems and continued product cost control.

Sales and marketing expenses increased 37.7% in the three months ended June 30, 1997 to $628,000 from $456,000 in 1996. As a percentage of sales, these expenses increased to 11.8% in 1997 from 7.8% in 1996. Sales and marketing expenses increased 34.8% to $1,264,000 for the six months ended June 30, 1997 from $938,000 for the same period of 1996. As a percentage of sales, these expenses increased to 11.4% in the six months ended June 30, 1997 from 8.5% in 1996. The increase for the six month period was primarily due to the increase in the Company's sales and marketing personnel to explore new product introductions. The Company expects sales and marketing expenses to increase in absolute dollars as the Company grows.

Research and development expenses increased 17.4% in the three months ended June 30, 1997 to $1,216,000 from $1,036,000 in the same quarter of 1996. As a percentage of sales, research and development expenses increased to 22.9% in the three months ended June 30, 1997 from 17.6% in the same quarter of 1996. For the six months ended June 30, 1997, research and development expenses increased 10.5% to $2,249,000 from $2,035,000 for the six months ended June 30, 1996. As a percentage of sales, research and development expenses increased to 20.2% in the six months ended June 30, 1997 from 18.5% in 1996. The increases for both the three and six month periods were primarily due to increased engineering expenses as a result of the continuing development of the computed radiography reader for the medical market. The Company believes that advanced technology is a key element in the success of its business and expects to continue to increase its research and development expenditures in absolute dollar amounts.

General and administrative expenses decreased 13.0% in the three months ended June 30, 1997 to $508,000 from $584,000 in the same quarter of 1996. As a percentage of sales, these expenses decreased slightly to 9.6% from 9.9%. General and administrative expenses decreased 16.1% in the six months ended June 30, 1997 to $1,018,000 from $1,213,000 in the same period of 1996. As a percentage of sales, general and administrative expenses decreased to 9.1% for the six months ended June 30, 1997 from 11.0% in the six month period ended June 30, 1996. The decrease is due in part to lower acquisition related charges in 1997 and to the reorganization of Imagraph which resulted in a decrease in administrative personnel.

The Company recognized a provision for income taxes of $327,000 in the three months ended June 30, 1997 compared to a net provision for income taxes of $398,000 in the same period of 1996. The Company recognized a provision for income taxes of $830,000 in the six months ended June 30, 1997 compared to a net provision for income taxes of $497,000 in the same period of 1996. The net provision for taxes in the first half of 1996 was reduced by the recognition of $315,000 of deferred tax assets. The Company has provided a partial valuation allowance against the balance of the deferred tax assets remaining as of June 30, 1997. The Company expects to continue to be subject to an effective tax rate of approximately 39% for the remainder of 1997.

Liquidity and Capital Resources

The Company has financed its activities primarily from net cash provided by operations, which contributed $1.8 million in the first half of 1997 and $792,000 in the same period of 1996.

At June 30, 1997, the Company's working capital was $25.3 million. The Company had $19.8 million in cash and cash equivalents at June 30, 1997 compared with $18.4 million of cash, cash equivalents at December 31, 1996. The increase is primarily due to net income for the period.

The Company does not currently have any significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.



Part 2 - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 9 and July 10, 1997, two class action complaints were filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Superior Court of the State of California, County of Santa Clara and the U.S. District Court for the Northern District of California, on behalf of certain plaintiffs against the Company, several of its current and former officers and directors and its underwriters. The complaints allege that the defendants made material misstatements, and failed to disclose information, concerning the Company's actual and expected performance and results, which statements and omissions are alleged to have artificially inflated the value of the Company's stock. The complaints further allege that upon disclosure of accurate information concerning the Company's performance, the stock price lost substantial value causing financial injury to shareholders. The complaints do not specify the amount of damages sought. The Company and other defendants vigorously deny all allegations of wrongdoing, and intend to aggressively defend themselves in this matter. There can be no assurance that the Company will prevail in this action or that the plaintiffs will not recover damages.

Item 4.  Submission of Matters to a Vote of Security Holders

The 1996 Annual Meeting of Shareholders ("Annual Meeting") of the Company was held on May 12, 1997. The total number of shares of the Company's common stock, $.001 par value per share, outstanding as of March 26, 1997, the record date of the Annual Meeting, was 6,459,273. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. One (1) director, Stephen J. Weiss, was elected to serve until the 2000 Annual Meeting of Shareholders and the election and qualification of his successor. The director was elected by a vote of 5,731,518 votes "FOR" and 77,781 votes "WITHHELD." An amendment to the Company's 1995 Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000 shares was approved by a vote of 4,715,836 votes "FOR", 1,056,493 votes "AGAINST" and 36,970 votes "ABSTAIN". The selection of Price Waterhouse LLP as the Company's independent accountants for its fiscal year ending December 31, 1997 was also ratified. The selection was ratified by a vote of 5,735,131 votes "FOR," 50,459 votes "AGAINST," and 23,709 votes "ABSTAIN."

Item 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits furnished:

      Exhibit
      Number      Description of Document
      --------   --------------------------
        27        Financial Data Schedule

b)    Reports on Form 8-K:  none.




                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LUMISYS INCORPORATED

Dated:    August 14, 1997            By: /s/ Stephen J. Weiss
                                         Stephen J. Weiss
                                         President, Chief Executive Officer

          August 14, 1997                /s/ Craig L. Klosterman
                                         Craig L. Klosterman
                                         Chief Operating and Chief
                                         Financial Officer











