Form 10-Q
period 1997-09-30
LUMISYS INC \DE\
filed 1997-11-12
CIK 1001289

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                             or

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

As of November 10, 1997, 6,474,314 shares of the registrant's
Common Stock, $.001 par value, were outstanding.







                    Lumisys Incorporated
                           Index

                                                         Page
                                                         ----
Part I. FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Consolidated balance sheets
                  at September 30, 1997 and
                  December 31, 1996                        3

                 Consolidated statements of
                  income for the three and nine
                  months ended September 30,
                  1997 and 1996                            4

                 Consolidated statements of cash
                  flows for the nine months ended
                  September 30, 1997 and 1996              5

                 Notes to financial statements         6 - 7

        Item 2.  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations           7 - 10

Part II. OTHER INFORMATION

        Item 1.  Legal Proceedings                        10

        Item 6.  Exhibits and Reports on Form 8-K         10

SIGNATURES                                                11




Part I  - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Lumisys Incorporated
               Consolidated Balance Sheets
                       (Unaudited)
                                      September 30,  December 31,
                                           1997           1996
                                      -------------  ------------
                                              (In thousands)
                         ASSETS
Current assets:
  Cash and cash equivalents               $21,389       $18,438
  Accounts receivable, net of
   allowances of $331 and $296              3,584         3,199
  Inventories, net                          3,123         3,053
  Deferred tax assets                       1,429         1,429
  Other current assets                        158           453
                                      -------------  ------------
    Total current assets                   29,683        26,572
Property and equipment, net                   391           345
Other assets                                   43           173
                                      -------------  ------------
                                          $30,117       $27,090
                                      =============  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $ 1,251       $   823
  Accrued expenses                          2,548         1,604
                                      -------------  ------------
    Total current liabilities               3,799         2,427
                                      -------------  ------------

Stockholders' equity
  Preferred stock, $0.001 par
   value; 5,000 shares authorized;
   no shares issued and outstanding           ---           ---
  Common stock, $0.001 par value;
   25,000 shares authorized; 6,474
   and 6,240 shares issued and
   outstanding                                  6             6
  Additional paid-in capital               23,498        23,887
  Retained earnings                         2,836           918
  Notes receivable from stockholders          ---          (114)
  Deferred compensation related to
   stock options                              (22)          (34)
                                      -------------  ------------
    Total stockholders' equity             26,318        24,663
                                      -------------  ------------
                                          $30,117       $27,090
                                      =============  ============


The accompanying notes are an integral part of these financial statements.










                    Lumisys Incorporated
               Consolidated Statements of Income
                         (Unaudited)

                          Three months ended   Nine months ended
                          ------------------  -------------------
                          Sept. 30, Sept. 30, Sept. 30, Sept. 30,
                             1997      1996      1997      1996
                          --------- --------- --------- ---------
                             (In thousands)      (In thousands)

Sales                       $ 6,032   $ 5,933   $17,161   $16,915
Cost of sales                 2,630     2,684     7,601     7,795
                          --------- --------- --------- ---------
  Gross profit                3,402     3,249     9,560     9,120
                          --------- --------- --------- ---------
Operating expenses:
  Sales and marketing           616       463     1,877     1,408
  Research and development    1,147     1,064     3,396     3,099
  General and administrative    533       621     1,551     1,828
  Litigation                    350       ---       350       ---
                          --------- --------- --------- ---------
    Total operating expenses  2,646     2,148     7,174     6,335
                          --------- --------- --------- ---------
Income from operations          756     1,101     2,386     2,785
Interest income                 255       238       757       668
                          --------- --------- --------- ---------
Income before income taxes    1,011     1,339     3,143     3,453
Provision for income taxes      395       522     1,225     1,019
                          --------- --------- --------- ---------
Net income                   $  616    $  817   $ 1,918   $ 2,434
                          ========= ========= ========= =========

Net income per share         $ 0.09    $ 0.12   $  0.29   $  0.36
                          ========= ========= ========= =========

Shares used to compute net
  income per share            6,688     6,805     6,703     6,829
                          ========= ========= ========= =========












The accompanying notes are an integral part of these financial statements.


                     Lumisys Incorporated
             Consolidated Statements of Cash Flows
                         (Unaudited)
                                              Nine months ended
                                             --------------------
                                             Sept. 30,  Sept. 30,
                                                1997      1996
                                             ---------- ---------
                                                 (In thousands)
Cash flows from operating activities:
 Net income                                    $ 1,918   $ 2,434
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                   148       174
   Deferred income taxes                           ---       482
   Interest on notes receivable from stockholders  ---        (7)
   Changes in assets and liabilities
    (net of effects of Imagraph and XRS
     acquisitions):
      Accounts receivable                         (385)     (708)
      Inventories                                  (70)     (647)
      Other assets                                 425       320
      Accounts payable                             428      (566)
      Accrued expenses                             944       442
                                             ---------- ---------
Net cash provided by operating activities        3,408     1,924
                                             ---------- ---------
Cash flows from investing activities:
 Proceeds from sale of short-term investments      ---     3,934
 Purchases of property and equipment              (182)     (124)
                                             ---------- ---------
Net cash provided by (used in)
 investing activities                             (182)    3,810
                                             ---------- ---------
Cash flows from financing activities:
 Proceeds from sale of common stock, net           174        86
 Payment on notes receivable from stockholders     114       184
 Purchase of treasury stock                       (563)      ---
                                             ---------- ---------
Net cash provided by (used in)
 financing activities                             (275)      270
                                             ---------- ---------
Net increase in cash and cash equivalents        2,951     6,004
Cash and cash equivalents at
 beginning of period                            18,438     11,426
                                             ---------- ---------
Cash and cash equivalents at end of period     $21,389    $17,430
                                             ========== =========

Supplemental disclosure of cash flow information:
 Cash paid for income taxes                    $   572    $   620

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

The consolidated balance sheet as of September 30, 1997, and the consolidated statements of income for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the results for these interim periods.

The results of operations for the three and nine months ended
September 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

Note 2 - Composition of Certain Financial Statement Amounts

                                     September 30,  December 31,
                                         1997            1996
                                     -------------  ------------
                                            (In thousands)
       Inventories:
         Raw materials                   $ 2,569       $ 2,607
         Work-in-process                     743           422
         Finished goods                      926           959
                                     -------------  ------------
                                           4,238         3,988
       Less:  inventory reserves          (1,115)         (935)
                                     -------------  ------------
                                         $ 3,123       $ 3,053
                                     =============  ============
       Accrued expenses:
         Payroll and related benefits    $   729       $   670
         Warranty                            465           471
         Accrued income taxes                772           204
         Litigation                          350           ---
         Other                               232           259
                                     -------------  ------------
                                         $ 2,548       $ 1,604
                                     =============  ============




Note 3 - Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128, which is effective for the Company's fiscal year ending December 31, 1997, redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share, and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three and nine month periods ended September 30, 1997 and September 30, 1996, the Company's earnings per share would have been as follows:

                          Three months ended   Nine months ended
                         -------------------  ------------------
                         Sept. 30, Sept. 30,  Sept. 30, Sept. 30,
                           1997      1996       1997      1996
                         --------- ---------  --------- ---------
Earnings per share:
   Basic                   $ 0.10    $ 0.13     $ 0.30    $ 0.39
   Diluted                 $ 0.09    $ 0.12     $ 0.29    $ 0.36

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for fiscal years beginning after December 15, 1997. Reclassifiaction of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 for the year ending December 31, 1998.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS 131 are effective for fiscal years beginning after December 15, 1997.

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

Results of Operations

Total sales for the three months ended September 30, 1997 increased 1.7% to $6.0 million from $5.9 million for the three months ended September 30, 1996. Total sales for the nine months ended September 30, 1997 increased 1.8% to $17.2 million from $16.9 million for the nine months ended September 30, 1996. The increase for the three and nine month periods is due to an increase in board products.

Gross profit for the three months ended September 30, 1997 increased 6.3% to $3.4 million from $3.2 million for the corresponding period of 1996. Gross margin increased in the three month period ended September 30, 1997 to 56.4% from 54.8% in the same period of 1996 primarily due to a more favorable product mix. Gross profit for the nine months ended September 30, 1997 increased 5.5% to $9.6 million from $9.1 million for the nine months ended September 30, 1996. Gross margin increased in the nine month period to 55.7% from 53.9% primarily due to stable prices for systems and continued product cost control.

Sales and marketing expenses increased 33.0% in the three months ended September 30, 1997 to $616,000 from $463,000 in the same period of 1996. As a percentage of sales, these expenses increased to 10.2% in the three months ended September 30, 1997 from 7.8% in the same period of 1996. Sales and marketing expenses increased 33.3% to $1.9 million for the nine months ended September 30, 1997 from $1.4 million for the same period of 1996. As a percentage of sales, these expenses increased to 10.9% in the nine months ended September 30, 1997 from 8.3% in the same period of 1996. The increase in absolute dollars for the nine month period was primarily due to the increase in the Company's sales and marketing to explore new product ideas and expand our overseas activity. The Company expects sales and marketing expenses to increase in absolute dollars as the Company grows.

Research and development expenses increased 7.8% in the three months ended September 30, 1997 to $1.15 million from $1.06 million in the same quarter of 1996. As a percentage of sales, research and development expenses increased to 19.0% in the three months ended September 30, 1997 from 17.9% in the same quarter of 1996. For the nine months ended September 30, 1997, research and development expenses increased 9.6% to $3.4 from $3.1 for the nine months ended September 30, 1996. As a percentage of sales, research and development expenses increased to 19.8% in the nine months ended September 30, 1997 from 18.3% in the same period of 1996. The increases for both the three and nine month periods were primarily due to increased engineering personnel expenses as a result of the continuing development of the computed radiography reader. The Company believes that continuing product development is a key element in the success of its business and expects to continue to increase its research and development expenditures in absolute dollar amounts.

General and administrative expenses decreased 14.2% in the three months ended September 30, 1997 to $533,000 from $621,000 in the same quarter of 1996. As a percentage of sales, these expenses decreased in the three months ended September 30, 1997 to 8.8% from 10.5% in the same quarter of 1996. General and administrative expenses decreased 15.2% in the nine months ended September 30, 1997 to $1.6 from $1.8 in the same period of 1996. As a percentage of sales, general and administrative expenses decreased to 9.0% in the nine months ended September 30, 1997 from 10.8% in the same quarter of 1996. The decrease is due in part to lower acquisition related charges in the first half of 1997 and to the reorganization of Imagraph which resulted in a decrease in administrative personnel.

Litigation expenses represent a non-recurring charge in the third quarter of 1997 of $350,000 relating to defense costs not expected to be covered by the Company's insurance policy for the class action complaints filed in Superior Court of the State of California, County of Santa Clara and the U.S. District Court for the Northern District of California.

The Company recognized a provision for income taxes of $395,000 in the three months ended September 30, 1997 compared to a provision for income taxes of $522,000 in the same period of 1996. The Company recognized a provision for income taxes of $1,225,000 in the nine months ended September 30, 1997 compared to a net provision for income taxes of $1,019,000 in the same period of 1996. The net provision for taxes in nine months ended September 30, 1996 reflected the recognition of $315,000 of deferred tax assets. The Company has provided a partial valuation allowance against the balance of the deferred tax assets remaining as of September 30, 1997. The Company expects to continue to be subject to an effective tax rate of approximately 39% for the remainder of 1997.

Liquidity and Capital Resources

The Company has financed its activities primarily from net cash provided by operations which provided $3.4 million in the nine months ended September 30, 1997 and $1.9 million in the same period of 1996.

At September 30, 1997, the Company's working capital was $25.9 million. The Company's cash and cash equivalents increased by $3.0 million in the nine months ended September 30, 1997 to $21.4 million at September 30, 1997 compared with $18.4 million of cash and cash equivalents at December 31, 1996. The increase is primarily due to net income for the period adjusted for increases in accrued expenses, primarily associated with accrued legal expense and accrued income tax, and increased accounts payable and other assets.

The Company does not currently have any significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

Recent Developments

The Company entered into an Agreement and Plan of Merger and Reorganization on September 28, 1997 (the "Reorganization Agreement") among Lumisys, SAC Acquisition Corporation, a wholly-owned subsidiary of Lumisys ("Merger Sub"), and CompuRAD, Inc. ("CompuRAD"). Pursuant to the Reorganization Agreement, Merger Sub will be merged with and into CompuRAD, and CompuRAD will become a wholly-owned subsidiary of Lumisys (the "Merger"). In the Merger, each outstanding share of CompuRAD common stock will be converted into the right to receive 0.928 shares of Lumisys common stock, and outstanding options to purchase CompuRAD common stock will be converted into options to purchase Lumisys common stock on the same basis.

CompuRAD is a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of car. CompuRAD pioneered the use of personal computer software in the point-to-point, on call teleradiology market, with the introduction of its PC Teleradiology product. In response to the increasing acceptance of teleradiology and increasing demand for multi-user and multi-access off-site teleradiology systems, CompuRAD introduced its iNET product line in late 1994. In 1997, CompuRAD introduced ClinicalWare, an Internet/Intranet software solution which provides secure electronic access through a Web browser to clinical information systems at any point of care.

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



 Item 6.  Exhibits and Reports on Form 8-K.

 a)  Exhibits furnished:

            Exhibit
             Number       Description of Document
           ---------    ------------------------------
              27         Financial Data Schedule

  b)  Reports on Form 8-K:

     The Company filed a Report on Form 8-K on October 6, 1997 describing the Agreement and Plan of Merger and Reorganization among the Company, CompuRAD, Inc. and a wholly-owned subsidiary of the Company, SAC Acquisition
     Corporation.







                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LUMISYS INCORPORATED
Dated:  November 12, 1997            By:  /s/ Stephen J. Weiss
        -----------------                 --------------------
                                          Stephen J. Weiss
                                          President, Chief
                                          Executive Officer

        November 12, 1997                 /s/ Craig L. Klosterman
        -----------------                 -----------------------
                                          Craig L. Klosterman
                                          Chief Operating and
                                          Chief Financial Officer