Form 10-K
period 1997-12-31
LUMISYS INC \DE\
filed 1998-03-31
CIK 1001289

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

          For the fiscal year ended December 31, 1997

/  /	Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                        For the transition period from
            __________________________to__________________________

                       Commission file Number 0-26832
         Lumisys Incorporated
            (Exact name of registrant as specified in its charter)
Delaware                                                        77-0133232
(State or other jurisdiction of		 (I.R.S. Employer Identification
incorporation or organization)                                     Number)
                         ______________________________

                              225 Humboldt Court
                             Sunnyvale, CA  94089
                               (408)-733-6565
               (address, including zip code and telephone number,
                    including area code, of registrant's
                         principal executive offices)
                         ______________________________

     Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to  Section 12(g) of the Act:

                             Title of each Class
                             -------------------
                          Common, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. /X/ Yes   /   /  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 27, 1998, there were issued and outstanding 10,072,543 shares of Common Stock; the aggregate market value of the shares of such stock held by nonaffiliates of the registrant was $43,437,842 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated By Reference
Portions of Lumisys Incorporated Proxy Statement for its Annual Stockholders Meeting to be held on June 9, 1998 (Part III)

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

Lumisys Incorporated ("Lumisys" or the "Company") designs, manufactures and markets a family of precision digitizers that convert medical images on film or video into digital format. Once in digital form, the medical images can be stored, transmitted, viewed, enhanced, manipulated and printed at any PC or workstation within a medical network. The Company currently offers a comprehensive family of products for digitizing medical film images under the Lumiscan label and video images under the Imascan label. These digitizers process images from all commercially available medical imaging modalities, including x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI"), ultrasound and nuclear medicine. The Company is the leading supplier of laser-based film digitizers, with sales of approximately 4,000 Lumiscan units since its first product was introduced in 1990, and has recently introduced a CCD-based digitizer. The Company also offers high quality board-level digitization and compression products for the capture of video images, which have applications in medical imaging as well as in scientific and industrial inspection and multimedia imaging.

In 1996, the Company introduced a computed radiography ("CR") system for use in the industrial inspection market. The CR system reads images from reusable phosphor plates of pipes, valves, aircraft parts and other structural objects.

Lumisys intends to maintain and enhance its market leadership by leveraging its reputation for high quality, reliable and cost-effective products, broadening its product lines through internal product development, acquiring complementary businesses or technologies and penetrating new geographic markets. The Company sells its products primarily to OEMs and VARs, who then integrate the Company's products into teleradiology and Picture Archiving and Communication Systems ("PACS") networks. Lumisys has established close working relationships with the leading suppliers of these systems including Agfa, Imation Corp. ("Imation", formerly part of 3M), E-Med, GE, Kodak, Philips and Sterling Diagnostics.

In November 1997, Lumisys merged with CompuRAD, a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. CompuRAD pioneered the use of personal computer software in the point-to-point, on call teleradiology market, with the introduction of its PC Teleradiology product. In response to the increasing acceptance of teleradiology and increasing demand for multi-user and multi-access off-site teleradiology systems, CompuRAD introduced its iNET product line in late 1994.

The software group presently has licensed its products to hospitals, clinics, other healthcare facilities and physician groups. Customers include New York University Medical Center, Alliant Health Systems, Symphony Mobilex and The Nursing Home Group plus many other leading healthcare facilities and organizations. As part of a restructuring of the software division, the Company will no longer sell through a direct sales force. The Company intends to leverage its existing OEM and VAR relationships and will sell its software products primarily to its existing and new OEM and VAR customers. The current software customers include Konica Medical and National Imaging Resources, a nationwide consortium of X-ray dealers.

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

Acquire Complementary Products and Technology. The Company intends to continue to identify and acquire complementary businesses, products and technologies that offer Lumisys the ability to introduce new products, add core technological competencies and leverage existing strengths to provide better solutions for its target markets. In 1997, the Company acquired CompuRAD to add core technical competencies in software development and to leverage its existing strong OEM and VAR relationships in the medical imaging market. In 1995, the Company acquired X-Ray Scanner Corporation ("XRS") to accelerate its development of a lower cost CCD-based film digitizer line and acquired Imagraph Corporation ("Imagraph") to add core technical competencies in video image digitization and compression.

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

PRODUCTS AND APPLICATIONS

The Company offers an integrated suite of hardware and software products for digitizing, networking, archiving, routing and displaying medical images in a PACS and teleradiology environment. The company offers laser and CCD X-ray film digitizers, video frame digitizers, and software to enable health care organizations to capture, store, distribute and display medical images over LANs and WANs.

Digitizer Products. Lumisys digitizers enable the conversion of large format transparency medical films into digital format so that they may be networked into PACS and teleradiology systems. The digitized film may be networked on a LAN or transmitted over telephone line, dedicated high-speed communication lines and may be compressed to reduce transmission time. The Lumiscan family consists of a full line of laser-based digitizers, incorporatinglasers, precision optics, computer-controlled galvanometers and micropositioners, special purpose light detectors and analog as well as digital electronic circuitry. The Lumiscan product line also includes a CCD-based film digitizer that incorporates a proprietary light source and a high quality CCD detector. All Lumiscan digitizers include sophisticated proprietary control software as well as internally developed input/output and driver software.

The Lumiscan 50 and 75, introduced in 1993 and 1994, respectively, utilize a common housing and are light weight, tabletop units. The Lumiscan 75 is a table-top digitizer designed for diagnostic resolution in PACS and teleradiology applications. The Lumiscan 85 is very high resolution digitizer designed specifically to capture information from mammograms, pediatric x-rays and in non-destructive test applications. The Lumiscan 85 offers very high resolution allowing it to capture the wide dynamic range and requisite image information contained in these images, which are generally smaller and require a higher optical density to diagnose effectively. The Lumiscan 50 is a lower resolution version of the Lumiscan 75 product that is used primarily in non-diagnostic applications.

The Lumiscan 100, 150 and 200 utilize larger housings than the Lumiscan 50, 75 and 85. These models are being displaced by the smaller and less expensive desktop models. The Lumiscan 100 was the Company's first product introduced in 1990. The Lumiscan 150 was introduced in 1992. The Lumiscan 200, introduced in 1991 and is equipped with a film feeder capable of automatically digitizing up to 70 sheets of film, increasing operator productivity in high-volume PACS environments.

In 1996, The Company began shipping the Lumiscan 20 tabletop film digitizer, which is based on CCD technology. The Lumiscan 20 is a less expensive film digitizer designed for use in less demanding applications and environments, where price is a more important factor than resolution. The Company designed the Lumiscan 20 to be cost-competitive, and to exhibit superior image quality over other CCD-based products offered by its competitors; the product may be purchased with an optional film feeder.

In addition, the Lumiscan product line includes a CR system that incorporates much of the same technology and manufacturing techniques as the other digitizers. CR, however, uses storage phosphor plates to capture an x-ray image instead of film. The image is derived by reading the stored image on the phosphor plate with a laser light source.

The Company introduced the Lumiscan 110 CR system in 1996. The CR system was designed specifically to capture information from storage phosphors rather than film. These digitizers are being used for filmless radiography applications in the non-destructive test ("NDT") market. Inspection of pipes, valves, aircraft parts and other structural objects can be accomplished without the use of conventional silver halide emulsion radiographic films. These digitizers are similar in size and weight to the other Lumisys tabletop digitizers.

Board Products. Lumisys develops, manufactures and markets high-quality, board-level digitization and compression products for the capture of video images. These digital images can be reproduced on workstations and displays, transmitted over networks, recorded into archives and accurately reprinted. These products have applications in medical imaging as well as in scientific and industrial inspection and multimedia imaging. They incorporate programmable gate-arrays, embedded signal processors, proprietary software and double-sided, surface-mounted technology. Additionally, the Company's proprietary Auto-Sync software automatically adjusts to accommodate the wide variety of video signals to be digitized. This capability allows the Company's OEM and System Integrator customers to install these products without having to develop extensive video installation expertise or to acquire special test equipment.

The HI*DEF Plus is a standard PC-compatible board that digitizes analog video images at up to 140 MHz sampling rates with continuous Auto-Sync locking circuitry to maintain image fidelity at optimum signal-to-noise ratios. This product is primarily used to digitize gray-scale video from CT, MRI, ultrasound and nuclear medicine cameras in medical applications as well as from high resolution video cameras used for industrial inspection and quality control applications.

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

Software Products. Through the 1997 acquisition of CompuRAD, Lumisys has expanded its product line and capabilities to include a full range of software designed to enable healthcare organizations to capture, store, distribute and display medical images over LANs and WANs. The iNET product line supports on-call, off-site and in-hospital applications and it runs in either a point-to-point or networked configuration. iNET allows users to capture, store, distribute and display medical images and provides PACS and teleradiology across diverse clinical environments. The iNET product line includes capture products, server products and workstation products. The capture products include: (a) DI-1000, and DI-2000 software which integrate the Company's film and CR digitizers into a PACS and teleradiology environment; (DI-2000 is DICOM 3.0 software designed to control both Lumiscan digitizers and CR digitizers. It is planned for release during the second quarter of 1998.)
(b) FG-1000 software which integrates the Company's video frame-grabber boards into a PACS and teleradiology environment; and (c) Gammacon software which integrates legacy and DICOM gamma cameras in Nuclear Medicine to PACS and teleradiology environments. The server products include: (a) IS-2000, a network server, which routes, compresses, archives DICOM images to local RAID and transmits medical images in a PACS and teleradiology network; (b) the IA-2000, which is a scaleable, DICOM medical image archive supporting magneto-optical disk and digital linear tape storage in configurations ranging from .5 to 100 Terabytes; and (c) GammaServe, a networking and communication server for the Nuclear Medicine environment. The workstations include (a) IV-1000 and IV-2000 which enable PACS and teleradiology viewing on Windows NT and '95 PCs, ranging from commodity displays to multi-monitor 5 Megapixel displays, and (b) GammaView which enables PACS and teleradiology viewing of specialized Nuclear Medicine images on Windows NT and '95.

RESEARCH AND DEVELOPMENT

Lumisys devotes significant resources to research and development activities to design new products and product enhancements and identify new applications for existing products. The Company has developed expertise in electro-optics, image processing, circuit design, computing, software and communications for image digitization, which the Company believes it can leverage to introduce new products and product enhancements. The Company's engineers work closely with its OEM and System Integrator customers to assist in the integration of the Company's products with those of the OEMs and System Integrators and to identify new applications for the Company's products. Occasionally, the Company receives funding from certain OEM and VAR customers to develop specialized applications.

For the years 1997, 1996 and 1995, the Company's research and development expenditures were approximately $6.6 million, $5.5 million and $3.5 million (not including a charge of $1.4 million for acquisition of in-process research and development), respectively. These amounts represented 22.2%, 19.2% and 16.4% of total revenues in the respective periods. In 1997, research and development resources were used primarily for the continuing development of the computed radiography reader for the medical market and the design and development of new software and updates and enhancement of existing software. The software development program is focused on improving access to medical images and clinical information. Updates and enhancements of its existing software include efforts to improve connectivity, compression algorithms and user interface design.

As of December 31, 1997, the Company had 53 employees engaged in research and development activities.

SALES AND MARKETING

The Company sells its film digitizers primarily to OEM and System Integrator customers who integrate these products into teleradiology and PACS networks. The Company also sells its film digitizers to a few end users, primarily university and medical research groups. The Company's video image digitizers are sold to many of these same customers as well as to dealers, distributors and resellers for medical, multimedia, scientific and industrial applications. In 1997, the software division sold its software directly to end users through direct sales representatives. The Company has discontinued its direct sales efforts and will sell indirectly through OEMs and System Integrators. The current software customers include Konica Medical and National Imaging Resources, a nationwide consortium of X-ray dealers.

The Company markets its products primarily through an internal sales organization. In addition, the Company exhibits its products at major trade shows and supports the OEMs, System Integrators, dealers, distributors and resellers with product literature and application notes for reference and distribution. The Company maintains a staff of eighteen sales and marketing personnel, with three individuals responsible for film digitizer products, six individuals responsible for video image digitizers, nine individuals responsible for software products and one individual responsible for new business development. All of the sales personnel are supported by a technical support organization and the engineering staff is available to support the Company's customers when appropriate. The Company devotes a substantial portion of its marketing efforts to developing, monitoring and enhancing its relationships with existing customers and to identifying and cultivating new customers entering the market. The loss of one or more customers or a change in their buying pattern could have a material effect on the Company's business and results of operations.

The Company emphasizes customer service and support by developing quality products, encouraging customer feedback through extensive contacts with key OEM and System Integrators, maintaining accurate documentation of technical support requests and providing customers with telephone support. The technical support staff conducts a film digitizer service training course for OEM and System Integrators personnel on a regular basis, providing the Company's customers with the expertise needed to install and support the Company's products. The Company provides a limited one-year parts and factory repair warranty to its customers.

MANUFACTURING

The Company's manufacturing activities consist primarily of assembling and testing components and subassemblies acquired from qualified vendors as well as assembling, aligning, system testing and performing quality assurance inspection of the end product. The Company's film digitizer facility operates under the FDA GMP and QSR guidelines and is a registered medical device manufacturer.

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

The Company's backlog at December 31, 1997 was approximately $5.8 million compared with $4.6 million at December 31, 1996. The Company includes in its backlog only orders for which a customer purchase order has been received and a delivery date within six months is anticipated.

COMPETITION

Competition in the United States laser-based film digitizer market has not been significant. A new company, CLS entered the market in 1996 with a product similar to the laser-based film digitizers offered by Lumisys. To date, the Company is unaware of any sales made by CLS. In addition, several Japanese competitors such as Konica, Nishimoto Sangyo and Abe Sekkei offer competitive products on an international basis and may decide in the future to devote additional resources to marketing competitive products in the United States.
In addition, General Scanning Inc. is expected to introduce a laser-based film digitizer during 1998. The markets for medical film digitizers incorporating CCD's are highly competitive. Lumisys faces competition from companies such as Vidar Systems Inc., Canon Inc., Hell Linotype and Howtek in the CCD-based film digitizer market. There can be no assurance that Lumisys' competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features that render Lumisys' products less competitive or obsolete.

In addition, large domestic companies, such as Kodak, Imation, Sterling and GE, and European companies, such as Siemens, Philips and Agfa, have the technical and financial ability to design and market digitizer products competitive with Lumisys' products, and some of them have in the past produced and marketed such products. While most of these companies currently purchase products from Lumisys, Lumisys believes that it will be required to continue to improve the price and performance characteristics of its products to retain their business especially in view of the fact that these customers are not contractually required to purchase their digitizers exclusively or at all from Lumisys. All of these companies have significantly greater financial, marketing and manufacturing resources than Lumisys and would be significant competitors if they decided to enter this market.

The markets for medical video image digitizers are also highly competitive. Competitors in the video digitizer market are Precision Digital Images Corp., Epix, Inc. and Matrox Electronic Systems Ltd.

Competition in the markets for PACS and teleradiology software products and services is intense and is expected to increase. The Company's principal competitors in the PACS and teleradiology software market are ISG, Applicare Medical Imaging B.V., Mitra Imaging Inc., and Access Radiology Corporation. Furthermore, other major healthcare information and equipment companies not presently offering competing products may enter the Company's markets. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

As a result of the substantial investment required by an OEM or System Integrators to integrate capital equipment into a product line, or to integrate components and subsystems into a product design, the Company believes that once an OEM or System Integrators has selected certain capital equipment or certain components or subsystems from a particular vendor, the customer generally relies upon that vendor to provide equipment for the specific product line or product application and may seek to rely upon that vendor to meet other component or subsystem requirements. Accordingly, the Company may be at a competitive advantage or disadvantage with respect to a particular customer depending on whether that customer utilizes the Company's or a competitor's component or subsystem.

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

The Company also relies upon a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees, consultants and customers who have access to the Company's confidential or proprietary information. It is not clear, however, that these agreements will provide meaningful protection of the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

GOVERNMENT REGULATION

The manufacturing and marketing of the Company's digitizer, video board and software products are subject to extensive government regulation in the United States and in other countries, and the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. All of the Company's laser-based film digitizers, the CCD-based film digitizer and software products that are commercially available have received marketing clearance from the FDA via a 510(k) filing.

International sales of the Company's products may be subject to regulation in various countries. The regulatory review process varies from country to country. In Europe, the Company will be required to obtain certifications necessary to enable the "CE" mark to be affixed to software products by mid 1998 to continue commercial sales in member countries of the European Union. The CE mark is an international symbol of quality and complies with applicable European medical device directives. The Company has not yet obtained this CE certification. The Company is currently working towards this certification,
but such approval by mid-1998 is not assured.   To date, the Company's revenue
has not been adversely impacted by an inability to obtain domestic or foreign marketing clearances.

The Company is also required to register as a Class II medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"). As such, the Company may be inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's GMP, QSR and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, reporting of product malfunctions and other matters. The Company was inspected by the FDA in 1996 and was found to be compliant with the FDA's GMP regulations but has not been inspected by CDHS to date.

RISK FACTORS

Except for the historical information contained herein, the discussion in this Form 10-K for the year ended December 31, 1997 contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and those discussed in other documents filed by the Company with the Securities and Exchange Commission.

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

DEPENDENCE ON EMERGING PACS AND TELERADIOLOGY MARKET; UNCERTAINTY OF MARKET ACCEPTANCE. The Company's success is dependent on market acceptance of its new and existing products. Substantially all of the Company's revenues are derived from the sales of medical image digitizers for the PACS and teleradiology medical markets. Although development of the PACS and teleradiology market has been predicted for the last ten to fifteen years, the market for the Company's products is still relatively undeveloped and may not experience material expansion in the near future, if at all. Furthermore, there can be no assurance that sales of new products will achieve significant market acceptance in the future. In addition, third party payers, such as governmental programs and private insurance plans, can indirectly affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement that they will provide for the taking, storing and interpretation of medical images. A decrease in the reimbursement amounts for radiological procedures may decrease the amount which physicians, clinics and hospitals are able to charge patients for such services. As a result, adoption of teleradiology and PACS may slow as capital investment budgets are reduced, thereby significantly reducing the demand for the Company's products. See "Business - Products and Applications" and "-Third Party Reimbursement."

NEW PRODUCT DEVELOPMENT IN SOFTWARE PRODUCTS; UNCERTAINTY OF MARKET ACCEPTANCE. The market for PACS and teleradiology software is in the early stages of development. Since this market is new, and because current and future competitors are likely to introduce competing software, it is difficult to predict the rate at which the market will grow, if at all, or the rate at which net or increased competition will result in market saturation. If the market for such software fails to grow or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely effected. The Company expects that the sales cycle for PACS and teleradiology software through the OEM and System Integrator sales channels will be longer than that for its other existing hardware products. Accordingly, the Company's quarterly revenues and operating results may be subject to greater fluctuation as the Company begins to market and sell PACS and teleradiology software through these new channels. Additionally, the Company has limited experience in marketing, installing and supporting its software through these sales channels, and there can be no assurance that the Company can obtain the necessary resources to market, install and support its PACS and teleradiology software in an efficient, cost-effective and competitive manner. The failure of PACS and teleradiology software to achieve market acceptance for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

SIGNIFICANT RISKS ASSOCIATED WITH ACQUISITIONS. The integration of any acquisitions will require special attention from management, which may temporarily distract its attention from the day-to-day business of the Company. Any acquisitions will also require integration of the companyies' product offerings and coordination of research and development and sales and marketing activities. Furthermore, as a result of acquisitions, the Company may enter markets in which it has no or little direct prior experience. There can also be no assurance that the Company will be able to retain key technical personnel of an acquired company or recruit new management personnel for the acquired businesses, or that the Company will, or may in the future, realize any benefits as a result of such acquisitions. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt, one-time acquisition charges and amortization expenses related to goodwill and intangible assets, each of which could be significant and could materially adversely affect the Company's financial condition and results of operations. In addition, the Company believes that it may be required to expand and enhance its financial and management controls, reporting systems and procedures as it integrates acquisitions. There can be no assurance that the Company will be able to do so effectively, and failure to do so when necessary would have a material adverse effect upon the Company's business and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEW PRODUCT DEVELOPMENT IN IMAGE DIGITIZERS; RAPID TECHNOLOGICAL CHANGE; PRODUCT DEVELOPMENT. The market for the Company's products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and to respond to evolving customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments by its competitors or to changes in customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. In the past, the Company has experienced delays in the development and introduction of new products and product enhancements, and there can be no assurance that the Company will not experience such delays in the future. In addition, new product introductions or enhancements by the Company's competitors or the use of other technologies that do not depend on film digitization could cause a decline in sales or loss of market acceptance of the Company's products. In particular, computed radiography ("CR") systems are currently available and have been sold for medical applications for over ten years with limited acceptance. In addition, several companies have announced developments leveraging the technology used in flat panel displays, digital radiography ("DR"), to produce high-resolution, two dimensional image sensor arrays that make it possible for x-ray images to be captured digitally without film or chemical processing. While this emerging technology is expensive, there can be no assurance that future advances in this technology or other technologies will not produce systems better positioned for the marketplace that will therefore reduce the digitizer market to the then installed base of imaging systems. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely or cost-effective basis, and such failure could have a material adverse effect on the Company's business and results of operations. See "Business - Products and Applications" and "- Research and Development."

RISKS ASSOCIATED WITH SOFTWARE PRODUCTS. Software and systems as complex as those offered by the Company frequently contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered bugs and system errors in certain of its software enhancements, both before and after initial shipment. There can be no assurance that, despite testing by the Company, errors will not occur in the Company's products resulting in loss of, or delay in, the Company's business, financial condition and results of operations. Peripherals and hardware from third party manufacturers also may contain defects and incompatibilities which could adversely affect market acceptance of the Company's software products.

LONG SALES CYCLES. The OEM and System Integrator sales cycle for PACS and teleradiology systems is lengthy. The sales cycle of the Company's products is subject to delays associated with changes or the anticipation of changes in the regulatory environment affecting healthcare enterprises, changes in the customer's strategic system initiatives, competing information systems projects within the customer organization, consolidation in the healthcare industry in general, the highly sophisticated nature of the Company's software and competition in the PACS and teleradiology markets in general. The time required from initial contact to purchase order typically ranges from one to six months, and the time from purchase order to delivery and recognition of revenue typically ranges from one to six months. During the sales process, the Company expends substantial time, effort and funds preparing a contract proposal, demonstrating the software and negotiating the purchase order. For these and other reasons, the Company cannot predict when or if the sales process with a prospective customer will result in a purchase order.

COMPETITION. Competition in the United States laser-based film digitizer market has not been significant. A new company, CLS entered the market in 1996 with a product similar to the laser-based film digitizers offered by Lumisys. To date, the Company is unaware of any sales made by CLS. Several Japanese competitors such as Konica, Nishimoto Sangyo and Abe Sekkei offer competitive products on an international basis and may decide in the future to devote additional
resources to marketing competitive products in the United States.   In
addition, General Scanning Inc. is expected to introduce a laser-based film digitizer during 1998.. The markets for medical film digitizers incorporating charge-coupled devices ("CCDs") are highly competitive. The Company faces competition from companies such as Vidar Systems Inc., Canon Inc., Vision Ten Inc., Hell Linotype and Howtek in the CCD-based film digitizer market. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features that render the Company's products less competitive or obsolete.

In addition, large domestic companies, such as Kodak, Imation, Sterling Diagnostics ("Sterling", formerly the medical group of E.I. DuPont de Nemours and Company) and General Electric Co. ("GE"), and European companies, such as Siemens, Philips Electronics N.V. ("Philips") and Agfa, have the technical and financial ability to design and market digitizer products competitive with the Company's products, and some of them have in the past produced and marketed such products. While most of these companies currently purchase products from the Company, the Company believes that it will be required to continue to improve the price and performance characteristics of its products to retain their business especially in view of the fact that these customers are not contractually required to purchase their digitizers exclusively or at all from the Company. All of these companies have significantly greater financial, marketing and manufacturing resources than the Company and would be significant competitors if they decided to enter this market.

The markets for medical video image digitizers are also highly competitive. Competitors in the video digitizer market are Precision Digital Images Corp., Epix, Inc. and Matrox Electronic Systems Ltd.

Competition in the OEM markets for PACS and teleradiology software products and services is also intense and is expected to increase. The Company's principal competitors in the PACS and teleradiology software market are ISG, Applicare Medical Imaging B.V., Mitra Imaging Inc., and Access Radiology Corporation. Furthermore, other major healthcare information and equipment companies not presently offering competing products may enter the Company's markets. Increased competition could result in price reduction, reduced gross margins and loss of market share, any of which could materially adversely effect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company in the Internet/Intranet clinical information systems area. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations. See "Business - Competition."

PROPRIETARY RIGHTS. The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights. The Company currently has no blocking patents covering its technology and it has not registered any of its trademarks. There can be no assurance that measures taken by the Company to protect its intellectual property will be adequate or that the Company's competitors will not independently develop systems and services that are substantially equivalent or superior to those of the Company. Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of systems overlap. Although the Company believes that its systems and applications do not infringe upon the proprietary rights of third-parties, there can be no assurance that third-parties will not assert infringement claims against the Company in the future, that the Company would prevail in any such dispute or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION; RELIANCE ON OEMS. A significant portion of the Company's net sales is derived from a small number of customers. In 1995, 1996, and 1997, there were no companies that accounted individually for more than 10% of the Company's revenues. Large customers accounted for a significant portion of the Company's backlog at December 31, 1997. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations. See "Business - Sales and Marketing" and "- Manufacturing."

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

GOVERNMENT REGULATION. The manufacturing and marketing of the Company's digitizer, video board, and software products are subject to extensive government regulation in the United States and in other countries, and the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 1976, the date on which the Medical Device Amendments of 1976 were enacted, or to a device the FDA found to be substantially equivalent to a legally marketed pre-1976 device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Receipt of 510(k) clearance normally takes at least three months, but may take much longer and may require the submission of clinical safety and efficacy data to the FDA. All of the Company's laser-based film digitizers, the CCD-based film digitizer and software products that are commercially available have received 510(k) clearance. There can be no assurance that 510(k) clearance for any future product or any modification of an existing product will be granted, or that the process will not be unduly lengthy. In the future, the FDA may require manufacturers of certain medical devices to engage in a more thorough and time consuming approval process than the 510(k) process, which could have a material adverse effect on the Company's business and results of operations.

The Company is also required to register as a Class II medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"). As such, the Company may be inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's GMP, QSR and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, reporting of product malfunctions and other matters. If the FDA believes that a company is not in compliance with federal regulatory requirements, it can institute proceedings to detain or seize products, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business and results of operations. The Company was inspected by the FDA in 1996 and was found to be compliant with the FDA's GMP regulations but has not been inspected by CDHS to date.

The Company also relies on 510(k) pre-market notification for its current internally developed products. Additionally, the Company relies on 510(k) clearance and the finding by the FDA of substantial equivalence for the Image Management System (now marketed as IA-2000) technology acquired from Star Technologies, Inc. in July 1997. The Company believes that its success depends upon commercial sales of new versions of its PACS and teleradiology software which may be subject to clearance or approval from the FDA and its foreign counterparts. There can be no assurance that a similar 510(k) clearance for any future product or enhancement of an existing product will be granted or that the process will not be lengthy. If the Company cannot establish that a product is "substantially equivalent" to certain legally marketed devices, the 510(k) clearance procedure may be unavailable and the Company may be required to utilize the longer and more expensive PMA process. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional data as a prerequisite to clearance or approval, could have a material adverse effect on the Company's business, financial condition and results of operations.

Sales of the Company's products outside the United States are subject to foreign regulatory requirements that vary from country to country. Additional approvals from foreign regulatory authorities may be required, and there can be no assurance that the Company will be able to obtain foreign approvals on a timely basis or at all, or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In Europe, the Company will be required to obtain certifications necessary to enable the "CE" mark to be affixed to the Company's products by mid 1998 to continue commercial sales in member countries of the European Union. The CE mark is an international symbol of quality and complies with applicable European medical device directives. The Company has not yet obtained this CE certification.
The Company is currently working towards this certification, but such approval by mid-1998 is not assured. Failure to comply with foreign regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

LITIGATION. On July 9, 1997 and July 10, 1997, two class action complaints were filed in the Superior Court of the State of California, County of Santa Clara, and the U.S. District Court for the Northern District of California, respectively, against the Company, several of its current and former officers and directors, and its underwriters. The complaints are brought on behalf of all persons who purchased the Company's Common Stock during the putative class period, November 15, 1995 to July 11, 1996. The complaints allege that, during the class period, defendants made material misstatements and omitted to disclose material information concerning the Company's actual and expected performance and results, causing the price of the Company's Common Stock to be artificially inflated. The federal complaint alleges claims under Sections
10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 promulgated thereunder; the state complaint alleges claims under California state law. Neither the federal nor the state complaint specifies the amount of damages sought. The Company and the other defendants vigorously deny all allegations of wrongdoing, and intend to defend themselves aggressively. On January 9, 1998, the Santa Clara Superior Court dismissed the State complaint in part with prejudice and in part with leave to amend. Plaintiff has filed an amended complaint in State court and on March 23, 1998, defendants filed a demurer to the amended complaint. On March 6, 1998, the federal court dismissed the federal complaint with leave to amend. There can be no assurance that the Company will prevail in these actions or that the plaintiffs will not recover damages.


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

VOLATILITY OF STOCK PRICES. The market price of the Company's Common Stock has been and may continue to be volatile. This volatility may result from a number of factors, including fluctuations in the Company's quarterly revenues and net income, announcements of technical innovations or new commercial products by the Company or its competitors, and conditions in the market for medical image digitizers and the teleradiology and health care industry and for PACS and teleradiology products and healthcare information systems and services. Also, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market prices of securities, particularly those of medical technology companies, and which often have been unrelated to the operating performance of the companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's Common Stock in future periods.

Item 2.     PROPERTIES

The Company's principal facilities are located in Sunnyvale, California; Chelmsford, Massachusetts and Tucson, Arizona. Corporate headquarters are located in the Sunnyvale facility, an approximately 25,000 square foot facility leased through December 2000. The Chelmsford facility, which houses the Imagraph subsidiary, is located in an approximately 20,000 square foot building leased through June 2002. The Tucson facility, which houses the software division, is located in an approximately 20,0000 square foot building leased through September 2001. The Company believes that its existing facilities are adequate for its current needs but may require more space as its business expands.

Item 3.     LEGAL PROCEEDINGS

On July 9, 1997 and July 10, 1997, two class action complaints were filed in the Superior Court of the State of California, County of Santa Clara, and the U.S. District Court for the Northern District of California, respectively, against the Company, several of its current and former officers and directors, and its underwriters. The complaints are brought on behalf of all persons who purchased the Company's Common Stock during the putative class period, November 15, 1995 to July 11, 1996. The complaints allege that, during the class period, defendants made material misstatements and omitted to disclose material information concerning the Company's actual and expected performance and results, causing the price of the Company's Common Stock to be artificially inflated. The federal complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 promulgated thereunder; the state complaint alleges claims under California state law. Neither the federal nor the state complaint specifies the amount of damages sought. The Company and the other defendants vigorously deny all allegations of wrongdoing and intend to defend themselves aggressively. On January 9, 1998, the Santa Clara
Superior Court dismissed the State complaint in part with prejudice and in part with leave to amend. Plaintiff has filed an amended complaint in State court and on March 23, 1998, defendants filed a demurer to the amended complaint. On March 6, 1998, the federal court dismissed the federal complaint with leave to amend. There can be no assurance that the Company will prevail in these actions or that the plaintiffs will not recover damages.

On July 18, 1997, a third-party filed a complaint in Santa Clara Superior Court against the Company and one of its officers. The complaint contains causes of action for liable, defamation, negligent infliction of emotional distress and punitive damages. The Company and the other defendant vigorously deny all allegations of wrongdoing and intend to defend the themselves aggressively.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

A Special Meeting (the "Special Meeting") of the Stockholders of Lumisys Incorporated was held on November 25, 1997. The total number of shares of the Company's common stock, $.001 par value per share, outstanding as of October 31, 1997, the record date of the Special Meeting, was 6,474,314. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Special Meeting. The proposal to approve the issuance of shares of Lumisys common stock, $0.001 par value per share ("Lumisys Common Stock"), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of September 28, 1997 (the "Reorganization Agreement"), by and among Lumisys, SAC Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Lumisys ("Merger Sub"), and CompuRAD, Inc., a Delaware corporation ("CompuRAD") was approved. The proposal was approved by a vote of 2,357,437 votes "FOR", 468,171 votes "AGAINST" and 49,237 votes "WITHHELD".

PART II.

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The Company's Common Stock commenced trading on the Nasdaq National Market on November 15, 1995, under the symbol LUMI. As of March 27, 1998, there were approximately 209 shareholders of record.

The following table sets forth for the periods indicated, the high and low closing sale prices of the Company's Common Stock.

                                  High       Low
  Fiscal 1997  Fourth Quarter    $ 7.63    $ 4.19
               Third Quarter     $ 8.25    $ 6.50
               Second Quarter    $ 7.88    $ 5.88
               First Quarter     $10.13    $ 6.88
  Fiscal 1996  Fourth Quarter    $12.25    $ 9.38
               Third Quarter     $15.50    $ 8.38
               Second Quarter	   $28.63    $13.63
               First Quarter     $22.63    $10.00

Lumisys has never paid dividends on its Common Stock and does not anticipate paying cash dividends in the future.

Item 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should by read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

                                          Year ended December 31,
                              --------------------------------------------
                                1997     1996     1995     1994     1993
                              -------- -------  -------  -------  -------
                                  (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Sales                         $29,709  $28,686  $21,337  $10,131  $ 7,083
Cost of sales                  13,206   13,032   10,717    4,807    3,215
                              -------- -------  -------  -------  -------
 Gross profit                  16,503   15,654   10,620    5,324    3,868
                              -------- -------  -------  -------  -------
Operating expenses:
  Sales and marketing           4,506    3,093    2,250    1,148    1,121
  Research and development      6,620    5,545    3,713    2,029    1,396
  General and administrative    4,459    3,518    2,389      859      736
  Merger and related costs      4,159      ---      ---      ---      ---
  Acquired in-process research
   and development                ---      ---    1,442      ---      ---
                              -------- -------  -------  -------  -------
   Total operating expenses    19,744   12,156    9,794    4,036    3,253
                              -------- -------  -------  -------  -------
Income (loss) from
 operations (1)                (3,241)   3,498      826    1,288      615
Interest income, net            1,117      979      213       86       40
                              -------- -------  -------  -------  -------
Income (loss) before income
 taxes                         (2,124)   4,477    1,039    1,374      655
Provision (benefit) for
 income taxes                   1,225    1,662     (762)      95       10
                              -------- -------  -------  -------  -------
Net income (loss) (2)         $(3,349) $ 2,815  $ 1,801  $ 1,279  $   645
                              ======== =======  =======  =======  =======
Net income (loss) per
 share (2)(3):
  Basic                       $ (0.33) $  0.29  $  0.27  $  0.42  $  0.24
  Diluted                     $ (0.33) $  0.29  $  0.25  $  0.21  $  0.11
Weighted average shares used
 to compute net income (loss)
 per share (3):
  Basic                        10,080    9,598    6,714    3,011    2,730
  Diluted                      10,080    9,760    7,236    6,124    5,875

                                               December 31,
                              -------------------------------------------
                                1997     1996     1995     1994     1993
                              -------  -------  -------  -------  -------
                                               (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
  short-term investments      $24,529  $22,490  $15,396  $ 3,641  $ 2,330
Working capital                27,373   28,768   18,497    4,347    2,860
Total assets                   34,418   33,241   23,321    6,214    4,226
Long-term obligations             130      118      642      630      619
Mandatorily redeemable
  convertible preferred stock     ---      ---      ---    9,730    9,634
Accumulated deficit            (4,407)  (1,058)  (3,873)  (5,674)  (6,855)
Stockholders' equity (deficit) 27,849   29,706   18,518   (5,635)  (6,821)
--------------------------------
(1) In November 1997, the Company recorded a one-time charge of $4,159,000 related to the merger with CompuRAD and in March 1995, the Company recorded a one-time charge of $1,442,000 related to acquired in-process research and development. See Note 3 of Notes to Consolidated Financial Statements.
(2) Excludes accretion of mandatorily redeemable convertible preferred stock.
(3) See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating net income (loss) per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lumisys designs, manufactures and markets an integrated suite of hardware and software products for digitizing, networking, archiving, routing and displaying medical images in a PACS and teleradiology environment. The Company offers laser and CCD x-ray film digitizers, video frame digitizers, and software to enable health care organizations to capture, store, distribute and display medical images over LANs and WANs.

In November 1997, the Company merged with CompuRAD to add core technical competencies in software development, in a transaction accounted for as a pooling-of-interests. The Company recorded an aggregate charge of $4.2 million for merger and related costs. In 1995, the Company acquired XRS to accelerate the development of a CCD-based film digitizer line and Imagraph to add core technical competencies in video image digitization,in transactions recorded under the purchase method of accounting. The Company recorded a write-off aggregating $1.4 million for acquired in-process research and development associated with the 1995 acquisitions.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of sales:

                                          Year ended December 31,
                                      -------------------------------
                                        1997         1996      1995
                                      ---------  ---------  ---------
Sales                                    100.0%     100.0%     100.0%
Cost of sales                             44.5       45.4       50.2
                                      ---------  ---------  ---------
   Gross profit                           55.5       54.6       49.8
                                      ---------  ---------  ---------
Operating expenses:
 Sales and marketing                      15.2       10.8       10.6
 Research and development                 22.3       19.3       17.4
 General and administrative               15.0       12.3       11.1
 Merger and related costs                 14.0        ---        ---
 Acquired in-process research
  and development                          ---        ---        6.8
                                      ---------  ---------  ---------
   Total operating expenses               66.5       42.4       45.9
                                      ---------  ---------  ---------
Income (loss) from operations            (11.0)      12.2        3.9
Interest income, net                       3.8        3.4        1.0
                                      ---------  ---------  ---------
Income (loss) before income taxes         (7.2)      15.6        4.9
Provision (benefit ) for income taxes      4.1        5.8       (3.5)
                                      ---------  ---------  ---------
Net income (loss)                        (11.3)       9.8        8.4
                                      =========  ========= =========

FISCAL 1997 COMPARED WITH FISCAL 1996

SALES. Sales increased 3.6% in 1997 to $29.7 million from $28.7 million in 1996. Sales of film digitizers and PACS and teleradiology software products were essentially flat in 1997 compared to 1996 while sales volume of the board products increased in 1997. No customers accounted for more than 10% of the Company's sales in either 1997 or 1996. The Company typically does not obtain long-term volume purchase contracts from its customers, and a substantial portion of the Company's backlog is scheduled for delivery within 90 days or less. Customers may cancel orders and change volume levels or delivery times without penalty. Sales and operating results therefore depend on the volume and timing of the backlog as well as bookings received during the period. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall.

GROSS PROFIT. Gross profit increased 5.4% in 1997 to $16.5 million from $15.7 million in 1996. Gross margin increased from 54.6% to 55.5% primarily due to increased gross margin in the digitizer system products.

SALES AND MARKETING. Sales and marketing expenses increased in 1997 to $4.5 million from $3.1 million in 1996, primarily due to increased compensation associated with a larger sales force associated with the software products and greater marketing and advertising expenses. As a percentage of sales, these expenses increased to 15.2% in 1997 from 10.8% in 1996. Prior to the acquisition of CompuRAD in November of 1997, software sales were focused on both direct end-user customers as well as VAR and OEM customers. The sales and service resources required for direct end-user customers are much higher than those required for sales to OEMs and System Integrators, which generally provide sales and field support for the products. The Company has changed the software product strategy after acquiring CompuRAD and intends to focus on supplying
software components to OEMs and System Integrators.   As a result of this
strategic change, sales and marketing expenses are expected to decline as a percentage of sales due to a restructuring of the software sales and service force.

RESEARCH AND DEVELOPMENT. Research and development expenses increased in 1997 to $6.6 million from $5.5 million in 1996, primarily due to increased engineering projects. As a percentage of sales, research and development expenses increased to 22.3% in 1997 from 19.3% in 1996. This increase is due to the increases in engineering expenses as a result of increased software development. The Company believes that advanced technology is a key element in the success of its business and expects to continue to increase its research and development expenditures in absolute dollar amounts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased in 1997 to $4.1 million from $3.2 million in 1996. As a percentage of sales, these expenses increased to 15.0% in 1997 from 12.3% in 1996. The increase was primarily due to the on-going costs associated with increased personnel, legal and other professional service expenses associated with CompuRAD's first full year as a public company. As a result of combining operations these expenses are expected to decrease in the future as a percentage of sales.

PROVISION (BENEFIT) FOR INCOME TAXES. The Company recorded a current provision for income taxes of $1.2 million in 1997. In 1996, the Company recorded a current provision for income taxes of $2.0, which was partially offset by a deferred benefit of $315,000, resulting in a net provision of $1.7 million for the year. The recognition of deferred tax assets was based on the Company's assessment that it is more likely than not that this portion of the deferred tax assets will be realized. The Company has provided a partial valuation allowance against the balance of the deferred tax assets. At December 31, 1997, the Company had net operating loss carryforwards available to reduce income taxes for federal and state income tax purposes of approximately $3.2 million and $2.0 million, respectively; such carryforwards expire through 2012 but are substantially limited per year. See Note 4 of Notes to Consolidated Financial Statements. The Company expects to be subject to an effective tax rate of approximately 39% in 1998, absent changes in any applicable statutory tax rate.


FISCAL 1996 COMPARED WITH FISCAL 1995

SALES. Sales increased 34.4% in 1996 to $28.7 million from $21.3 million in 1995. This increase was due in part to new products launched in 1996 and late 1995. The new products included the Lumiscan 20, a CCD-based film digitizer developed with technology obtained in the XRS acquisition, the Lumiscan 110, a CR system used in industrial inspection, the Lumiscan 85, a high end digitizer targeted for mammography and non-destructive test applications and the software products for image acquisition, servers and workstations. The remaining increase in sales is a result of growth in demand for PACS and teleradiology networks. No customers accounted for more than 10% of the Company's sales in either 1996 or 1995.

GROSS PROFIT. Gross profit increased 47.4% in 1996 to $15.7 million from $10.6 million in 1995. Gross margin increased from 49.8% to 54.6% primarily due to increased sales which improved absorption of manufacturing overhead.

SALES AND MARKETING. Sales and marketing expenses increased 37.5% in 1996 to $3.1 million from $2.3 million in 1995, primarily due to the increase in the Company's software sales and marketing personnel. As a percentage of sales, these expenses increased to 10.8% in 1996 from 10.6% in 1995.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 7.5% in 1996 to $5.5 million from $5.2 million in 1995. As a percentage of sales, research and development expenses decreased to 19.3% in 1996 from 24.2% in 1995 due to the increase in sales.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 47.3% in 1996 to $3.5 million from $2.4 million in 1995. The increase was primarily due to the on-going costs associated with increased personnel expenses as a result of being a public company and growth in the software operations. As a percentage of sales, these expenses increased to 12.3% in 1996 from 11.1% in 1995.

YEAR 2000 ISSUE

The rapid approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issue from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue on the operations of the Company. There can be no assurances that such a review will detect all potential failures of the Company's and/or third-party's computer systems. A significant failure of the Company's or a third-party's computer system could have a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations activities primarily from net cash provided by operations, which contributed approximately $0.9 million in 1997, $0.5 million in 1996 and $1.9 million in 1995. Net cash used in investing activities included $2.3 million used in 1995 to acquire XRS and Imagraph.
On November 14, 1995, the Company successfully completed an initial public offering, raising $12.2 million, net of underwriting discounts and expenses. On August 28, 1996 CompuRAD completed an initial public offering, raising
$5.1 million, net of underwriting discounts and expenses. Cash provided by financing activities is net of approximately $563,000 in 1997 for the purchase of treasury stock.

At December 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $24.5 million and working capital of approximately $27.4 million. The Company believes that its existing cash, cash equivalents, short term investments and funds to be generated by operations will satisfy the Company's cash flow requirements through at least 1998. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, the Company may be required to sell additional equity or debt securities or obtain bank or other credit facilities. There can be no assurance that the Company will be able to sell such securities or obtain such credit facilities on acceptable terms in the future, if at all. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for the periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources, including unrealized gains and losses an available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It is not expected that adoption of SFAS 131 will have a material impact to the Company's consolidated financial statements.

In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company currently intends to adopt for transactions entered into after January 1, 1998. SOP 97-2 provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. The Company believes that the adoption of SOP 97-2 will not have a significant impact on its current licensing or revenue recognition practices.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly supplementary data is included as part of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's consolidated financial statements required by this item are set forth below.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:                                 Page

      Report of Independent Accountants                              22

      Consolidated Balance Sheets at December 31, 1997 and 1996      23

      Consolidated Statements of Operations for the three years
       ended December 31, 1997                                       24

      Consolidated Statements of Cash Flows for the three years
       ended December 31, 1997                                       25

     	Consolidated Statements of Stockholders' Equity (Deficit)
       for the three years ended December 31, 1997                   26

      Notes to Consolidated Financial Statements                     27

Financial Statement Schedule for the three years ended December 31, 1997:

      Schedule II - Valuation and Qualifying Accounts                41

All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information is shown either in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lumisys Incorporated

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lumisys Incorporated and its subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

San Jose, California
January 29, 1998

                         LUMISYS  INCORPORATED

                      CONSOLIDATED BALANCE SHEETS
               (in thousands, except per share amounts)

                                                  December 31,
                                          -----------------------------
                                              1997            1996
                                         ------------     -------------

                               ASSETS
Current assets:
  Cash and cash equivalents                 $  7,522        $ 22,490
  Short-term investments                      17,007             ---
  Accounts receivable, net of
   allowances of $657 and $376                 4,622           4,370
  Inventories (Note 2)                         2,892           3,367
  Deferred tax assets                          1,453           1,429
  Other current assets                           316             529
                                         ------------     -------------
   Total current assets                       33,812          32,185
Property and equipment, net (Note 2)             606             883
Other assets                                     ---             173
                                         ------------     -------------
                                            $ 34,418        $ 33,241
                                         ============     =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                           $  1,355       $   1,129
 Accrued expenses (Note 2)                     2,967           2,288
 Merger and related costs                      2,117             ---
                                         ------------     -------------
  Total current liabilities                    6,439           3,417
                                         ------------     -------------

Note payable to related party                    130             118
                                         ------------     -------------
Commitments and contingencies (Note 7)

Stockholders' equity:
 Preferred stock, $0.001 par value;
  5,000 shares authorized; no shares
  issued and outstanding                         ---             ---
 Common stock, $0.001 par value;
  25,000 shares authorized; 10,370
  and 9,994 shares issued and outstanding         10              10
 Additional paid-in capital                   32,265          30,902
 Accumulated deficit                          (4,407)         (1,058)
 Notes receivable from stockholders              ---            (114)
 Deferred compensation related to
  stock options                                  (19)            (34)
                                         ------------     -------------
   Total stockholders' equity                 27,849          29,706
                                         ------------     -------------
                                            $ 34,418        $ 33,241
                                         ============     =============


The accompanying notes are an integral part of these financial statements.

                           LUMISYS  INCORPORATED

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)


                                               Year ended December 31,
                                          -------------------------------
                                               1997      1996       1995
                                          ---------- ---------- ---------
Sales                                      $ 29,709   $ 28,686  $ 21,337
Cost of sales                                13,206     13,032    10,713
                                         ---------- ---------- ---------
   Gross profit                              16,503     15,654    10,620
                                         ---------- ---------- ---------
Operating expenses:
 Sales and marketing                          4,506      3,093     2,250
 Research and development                     6,620      5,545     3,713
 General and administrative                   4,459      3,518     2,389
 Merger and related costs                     4,159        ---       ---
 Acquired in-process research and development   ---        ---     1,442
                                         ---------- ---------- ---------
   Total operating expenses                  19,744     12,156     9,794
                                         ---------- ---------- ---------
Income (loss) from operations                (3,241)     3,498       826
Interest income, net                          1,117        979       213
                                         ---------- ---------- ---------
Income (loss) before income taxes            (2,124)     4,477     1,039
Provision (benefit) for income taxes          1,225      1,662      (762)
                                         ---------- ---------- ---------
Net income (loss)                          $ (3,349)  $  2,815  $  1,801
                                         ========== ========== =========
Net income (loss) per share (Note 1):
  Basic                                    $  (0.33)  $   0.29  $   0.27
                                         ========== ========== =========
  Diluted                                  $  (0.33)  $   0.29  $   0.25
                                         ========== ========== =========

Weighted average shares used to
 compute net income (loss) per
 share (Note 1):
  Basic                                      10,080      9,598     6,714
                                         ========== ========== =========
  Diluted                                    10,080      9,760     7,236
                                         ========== ========== =========

      The accompanying notes are an integral part of these financial statements.

                          LUMISYS  INCORPORATED

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                               Year ended December 31,
                                         -------------------------------
                                             1997       1996      1995
                                         ---------- ---------- ---------
Cash flows from operating activities
 Net income (loss)                        $ (3,349)  $  2,815  $  1,801
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Depreciation and amortization               244        250       441
   Non-cash merger costs                       360        ---       ---
   Provision for doubtful accounts             281        127       165
   Provision for obsolete inventories          215        102       375
   Deferred income taxes                       (24)      (315)   (1,114)
   Deferred compensation related to
    stock options                               15        404       133
   Other                                        12         (8)      (14)
   In-process acquired research
    and development                            ---        ---     1,442
   Changes in assets and liabilities
    (net of effects of Imagraph and
    XRS acquisitions):
    Accounts receivable                       (533)    (2,196)     (587)
    Inventories                                260       (137)   (1,856)
    Other current assets                       213       (230)     (185)
    Other assets                               173        227      (100)
    Accounts payable                           226       (722)      763
    Merger and related costs                 2,117        ---       ---
    Accrued expenses                           679        194       662
                                        ---------- ---------- ---------
Net cash provided by operating activities      889        511     1,926
                                        ---------- ---------- ---------
Cash flows from investing activities:
 Sales (purchases) of short-term
  investments, net                         (17,007)     3,934    (3,934)
 Purchases of property and equipment          (327)      (853)     (140)
 Purchase of Imagraph                          ---        ---    (1,800)
 Purchase of XRS                               ---        ---      (200)
 Purchase of minority interest in
  affiliated company                           ---        ---      (300)
                                        ---------- ---------- ---------
Net cash provided by (used in)
 investing activities                      (17,334)     3,081    (6,374)
                                        ---------- ---------- ---------
Cash flows from financing activities:
 Proceeds from sale of common stock,
  including stock option tax benefit         1,926      7,245    12,270
 Purchase of treasury stock                   (563)       ---       ---
 Payment on notes receivable from
  stockholders                                 114        191       ---
 Proceeds from note payable                    ---        250       ---
 Principal payments on note payable            ---       (250)      ---
                                        ---------- ---------- ---------
Net cash provided by financing activities    1,477      7,436    12,270
                                        ---------- ---------- ---------
Net increase (decrease) in cash equivalents(14,968)    11,028     7,822
Cash and cash equivalents at beginning
 of period                                  22,490     11,462     3,640
                                        ---------- ---------- ---------
Cash and cash equivalents at end of period$  7,522   $ 22,490  $ 11,462
                                        ========== ========== =========

Supplemental disclosures of cash flow information:
 Cash paid for income taxes               $    912   $    951  $    251

Supplemental schedule of noncash investing
 and financing activities:
  Series C mandatorily redeemable
   convertible preferred stock issued
   for purchase of Imagraph                    ---        ---       200
  Deferred compensation related to
   stock options reversed for
   terminated employees                        ---         69       ---
  Common stock issued for purchase
   of Star Tech.                               588        ---       ---
   The accompanying notes are an integral part of these financial statements.
TABLE
                           LUMISYS  INCORPORATED

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              (in thousands)

                                                 Notes       Deferred      Total
               Common Stock   Add'l             Receivable   Compensation  Stockholders'
              -------------  Paid-in Accumulated   from       Related to     Equity
              Shares Amount  Capital   Deficit  Stockholders Stock Options (Deficit)
              ------ ------ --------- ---------- ----------- ------------- -----------
Balance at
 December 31,
 1994          3,121 $   3  $    319   $ (5,674)  $    (283)   $     ---    $ (5,635)
Exercise of
 stock options 1,077     1        36        ---         ---          ---          37
Deferred
 compensation
 related to
 stock options   ---   ---       173        ---         ---         (173)        ---
Interest on note
 receivable from
 stockholder     ---   ---       ---        ---         (14)         ---         (14)
Conversion of
 mandatorily
 redeemable
 convertible
 preferred
 stock         2,275     2     9,928        ---         ---          ---        9,930
Issuance of
 common stock
 in initial
 public
 offering      1,750     2	    12,208        ---         ---          ---       12,210
Other             46   ---       156        ---         ---           33          189
Net income       ---   ---       ---      1,801         ---          ---        1,801
              ------ ------ --------- ---------- ----------- ------------- -----------
Balance at
 December 31,
 1995          8,269     8    22,820     (3,873)       (297)        (140)      18,518
Exercise of
 stock options   547     1       188        ---         ---          ---          189
Tax benefit for
 disqualified
 dispositions
 and exercise of
 non-qualified
 stock options   ---   ---     1,026        ---         ---          ---        1,026
Interest on notes
 receivable from
 stockholders    ---   ---       ---        ---          (8)         ---           (8)
Payments on notes
receivable from
 stockholders    ---   ---       ---        ---         191          ---          191
Issuance of
 common stock
 under employee
 stock purchase
 plan             28   ---       177        ---         ---          ---          177
Shares canceled
 in connection
 with acquisition
 of XRS           (4)  ---       (16)       ---         ---          ---          (16)
Proceeds of
 initial public
 offering of
 CompuRAD      1,067     1     5,966        ---         ---          ---        5,967
Conversion of
 debt into
 common stock     87   ---       541        ---         ---          ---          541
Other            ---   ---       200        ---         ---          106          306
Net income       ---   ---       ---      2,815         ---          ---        2,815
              ------ ------ --------- ---------- ----------- ------------- -----------
Balance at
 December 31,
 1996          9,994    10    30,902     (1,058)       (114)         (34)      29,706
Exercise of
 stock options   346   ---       145        ---         ---          ---          145
Tax benefit
 for disqualified
 dispositions and
 exercise of
 non-qualified
 stock options   ---   ---     1,080        ---         ---          ---        1,080
Payments on notes
 receivable from
 stockholders    ---   ---       ---        ---         114          ---          114
Issuance of
 common stock
 in connection
 with purchase of
 Star Technologies,
 Inc.             93   ---       588        ---         ---          ---          588
Buy back of
 common stock    (90)  ---      (563)       ---         ---          ---         (563)
Issuance of
 common stock
 under employee
 stock purchase
 plan             27   ---       113        ---         ---          ---          113
Other            ---   ---       ---        ---         ---           15           15
Net loss         ---   ---       ---     (3,349)        ---          ---       (3,349)
              ------ ------ --------- ---------- ----------- ------------- -----------
Balance at
 December 31,
 1997         10,370 $   10 $ 32,265  $  (4,407)  $     ---    $     (19)   $  27,849
              ====== ====== ========  ==========  =========    =========    =========

     The accompanying notes are an integral part of these financial statements.

                           LUMISYS  INCORPORATED

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lumisys Incorporated ("Lumisys" or the "Company") designs, manufactures and markets an integrated suite of hardware and software products for digitizing, networking, archiving, routing and displaying medical images in a Picture Archiving and Communication Systems ("PACS") and teleradiology environment.
The Company offers laser and CCD X-ray film digitizers, video frame digitizers, and software to enable healthcare organizations to capture, store, distribute and display medical images over LANs and WANs. The Company commenced operations on February 4, 1987, and operates in one industry segment.

On November 25, 1997, the Company merged with CompuRAD, Inc. ("CompuRAD") and was accounted for as a pooling-of-interests (see Note 3). Accordingly, the consolidated historical financial statements for all periods presented combine the financial results of Lumisys and CompuRAD.

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

REVENUE RECOGNITION

Revenues for hardware products are recognized when products are shipped. Revenues for software products and systems including hardware, software and installation are recognized after shipment and acceptance by the customer. Revenue from maintenance, service and support agreements is recognized over the term of the agreement which in most instances is one year. Revenue from post-contract customer support is recognized in the period the customer support services are provided. Sales to international customers, primarily located in Europe, represented, 12%, 9% and 8% of total sales in 1997, 1996 and 1995, respectively. All transactions are denominated in U.S. dollars.

In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company currently intends to adopt for transactions entered into after January 1, 1998. SOP 97-2 provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. The Company believes that the adoption of SOP 97-2 will not have a significant impact on its current licensing or revenue recognition practices.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all debt instruments with maturities of three months or less when purchased to be cash equivalents. The Company generally invests its available cash in commercial paper and money market funds with several financial institutions.

The Company has categorized its short-term investments as available-for-sale. Unrealized gains or losses are recorded directly in stockholders' equity and have been insignificant for all periods presented. As of December 31, 1997, short-term investments consisted of marketable debt securities and its carrying value approximated cost. As of December 31, 1996, the Company did not have any short-term investments.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 ("SFAS 86") requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current sales to total projected product sales, whichever method results in greater amortization. To date, the period between achieving technological feasibility, which the Company defines as the completion of a working model, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant.

WARRANTY

Upon product shipment, the Company provides for the estimated cost that may be incurred under its product warranties.

INCOME TAXES

A deferred income tax asset or liability is established for the expected future consequences resulting from differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts, based on available evidence, which are expected to be realized.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short term investments and accounts receivable. The Company limits the amount of cash invested with any one financial institution. The Company's trade accounts receivable are derived primarily from sales in the United States, Europe and the Far East. The Company's credit policy is to require prepayment of 50% of the purchase order prior to shipment on domestic sales and prepayment of 100% or a letter of credit on foreign sales. Prepayments are generally made less than one week prior to shipment. The Company's prepayment policy has not resulted in significant unearned revenue balances at the reported balance sheet dates. The Company performs ongoing credit evaluations of its customers' financial condition and may modify its sales terms in certain circumstances based on these reviews. The Company maintains reserves for potential credit losses. Such losses have been insignificant for all periods presented.

In each of the years ended December 31, 1997, 1996 and 1995, no customers represented more than 10% of total sales of the Company.

STOCK COMPENSATION

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In January 1996, the Company adopted the disclosure requirements of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" (see Note
5).

NET INCOME (LOSS) PER SHARE

The Company adopted SFAS No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the presentation of basic and diluted earnings per share for companies with potentially dilutive securities, such as options. All historical earnings per share information has been restated as required by SFAS 128.

Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants, convertible debt and preferred stock.

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands):

                                      Year ended December 31,
                                     1997       1996       1995
                                    ------     ------     ------

Net income (loss)                 $ (3,349)   $ 2,815    $ 1,801
                                  ========    =======    =======

Weighted average shares
 outstanding - basic                10,080      9,598      6,714

Effect of dilutive securities:
 Potential common stock
  Stock options and warrants           ---        162        522
                                  --------    -------    -------
Weighted average shares
 outstanding - diluted              10,080      9,760      7,236
                                  ========    =======    =======

Due to the net loss in 1997, all potential common stock outstanding is considered anti-dilutive and is excluded from the calculation of dilutive net income (loss) per share. Potential common stock outstanding as of December 31, 1997 includes options to purchase 784,134 shares of common stock at an average exercise price of $3.79.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for the periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources, including unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 beginning in 1998 and does not expect such adoption to have a material effect on its consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It is not expected that adoption of SFAS 131 will have a material impact to the Company's consolidated financial statements.

NOTE 2 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT AMOUNTS

                                         December 31,
                                    ---------------------
                                        1997      1996
                                    ---------- ----------
                                       (in thousands)
        Inventories:
          Raw materials               $ 2,363   $ 2,607
          Work-in-process                 586       422
          Finished goods                1,093     1,273
                                    ---------- ----------
                                        4,042     4,302
          Less: inventory reserves     (1,150)     (935)
                                    ---------- ----------
                                      $ 2,892   $ 3,367
                                    ========== ==========

        Property and equipment:
          Machinery and equipment     $ 1,485   $ 1,561
          Furniture and fixture            64       344
          Leasehold improvements           45        39
                                    ---------- ----------
                                        1,594     1,944
          Less:  accumulated
          depreciation and amortization  (988)   (1,061)
                                    ---------- ----------
                                      $   606   $   883
                                    ========== ==========

        Accrued expenses:
         Payroll and related
          benefits                    $ 1,122   $   720
         Warranty                         465       471
         Accrued professional fees        401       165
         Unearned revenue                 979       188
         Other                            ---       744
                                    ---------- ----------
                                      $ 2,967   $ 2,288
                                    ========== ==========

NOTE 3 - MERGER AND ACQUISITIONS

COMPURAD

On November 25, 1997, the Company merged with CompuRAD, a provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. Under the terms of the merger agreement, CompuRAD stockholders received 0.928 of a share of the Company's common stock for each outstanding share of CompuRAD common stock, resulting in the Company issuing approximately 3.7 million shares, valued at approximately $23.4 million based upon the closing price of the Company's common stock on November 25, 1997. Additionally, outstanding options to acquire CompuRAD common stock were replaced with options to acquire approximately 379,000 shares of the Company's common stock. The transaction has been accounted for using the pooling-of-interests method of accounting and, therefore, all periods have been restated to include the operations of CompuRAD as if the companies had been consolidated for all periods presented.

In connection with the merger, the Company recorded merger and related costs during the fourth quarter totaling $4.2 million. Included in this charge were provisions for merger transaction costs of $1.5 million, asset write-downs of $1.3 million, employee severance and termination benefits of $0.4 million, costs to combine and integrate operations of $0.8 million and other merger related costs of $0.2 million. Of the $2.9 million in merger and related costs which were accrued at the time of the merger, approximately $0.8 million has been incurred at December 31, 1997.

Revenues and net income (loss) for the separate companies through the date of acquisition included in the Company's consolidated statements of operations are as follows (in thousands):

                              Period ended      Year ended December 31,
                            November 25, 1997       1996        1995
                            -----------------    ---------     --------
      Revenues:
       Lumisys Incorporated      $ 23,927         $ 23,022     $ 17,662
       CompuRAD Inc.                6,886            6,914        3,908
       Intercompany eliminations   (1,104)          (1,250)        (233)
                                 ---------        ---------    ---------
        Total                    $ 29,709         $ 28,686     $ 21,337
                                 =========        =========    =========
      Net income (loss):
       Lumisys Incorporated      $  3,785         $  3,439     $  2,593
       CompuRAD Inc.               (2,975)            (624)        (792)
       Merger and related costs    (4,159)             ---          ---
                                 ---------        ---------    ---------
        Total                    $ (3,349)        $  2,815     $  1,801
                                 =========        =========    =========
IMAGRAPH CORPORATION

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

                Accounts receivable                  $  855
                Inventories                             940
                Property and equipment		                 49
                In-process research and development     877
                Purchased technology                    120
                Other assets                             45
                Accounts payable assumed               (717)
                Other liabilities assumed              (169)
                                                     ------
                 Total purchase price                $2,000
                                                     ======

The total purchase price is derived as follows:

               Cash payment                          $1,800
               Issuance of Series C mandatorily
                redeemable convertible
                preferred stock                         200
                                                     ------
                                                     $2,000
                                                     ======

The following pro forma information reflects the results of operations for the years ended December 31, 1995 as if the acquisition of Imagraph had occurred as of January 1, 1995, and after giving effect to certain adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place as of January 1, 1995, or what operating results may occur in the future.

                          December 31, 1995
                         -------------------
               (in thousands, except per share amounts)

               Sales                             $22,731
                                                 =======

               Net income                        $ 1,932
                                                 =======

               Net income per share - basic      $  0.29
                                                 =======

               Net income per share - diluted    $  0.27
                                                 =======

               Weighted average shares used to
                compute net income per
                share (Note 1):
                                      Basic        6,714
                                                 =======
                                      Diluted      7,236
                                                 =======

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

        In-process research and development   $  565
        Other assets                              25
        Accounts payable assumed                (150)
        Other liabilities assumed               (212)
                                              ------
        Total purchase price                  $  228
                                              ======

The total purchase price is derived as follows:

            Cash payment                $200
            Issuance of Common Stock      18
            Other expenses                10
                                       -----
                                        $228
                                       =====

NOTE 4 - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                            Year ended December 31,
                                         ----------------------------
                                           1997      1996      1995
                                         --------  --------  --------
             Current:
              Federal                    $ 1,016   $ 1,619   $   126
              State                          233       358       226
                                         --------  --------  --------
                                           1,249     1,977       352
                                         --------  --------  --------
             Deferred:
              Federal                        (24)     (365)     (751)
              State                          ---        50      (363)
                                         --------  --------  --------
                                             (24)     (315)   (1,114)
                                         --------  --------  --------
                                         $ 1,225   $ 1,662   $  (762)
                                         ========  ========  ========

During 1997, income taxes payable were reduced by approximately $1.1 million in connection with the exercise of non-qualified stock options.

The provision (benefit) reconciles to the amount computed by multiplying income
(loss) before tax by the U.S. statutory rate (34%) as follows (in thousands):

                                           Year ended December 31,
                                        ------------------------------
                                          1997       1996       1995
                                        --------   --------   --------
Provision (benefit) at statutory rate    $ (722)    $ 1,522    $   353
Utilization of net operating loss
 carryforward for 1997                      ---         ---       (940)
Decrease in valuation allowance             ---         (62)    (1,114)
CompuRAD pre-acquisition net operating
 loss carryforwards                       1,190         ---        ---
Nondeductible acquired research and
 development                                ---         ---        490
State taxes, net of federal benefit        (127)        269         62
Nondeductible acquisition costs             860         ---        ---
Nondeductible S corporation loss            ---         (66)       357
Other                                        24          (1)        30
                                        --------   --------   --------
                                        $ 1,225     $ 1,662    $  (762)
                                        ========   ========   ========

Deferred tax assets consist of the following (in thousands):

                                            December 31,
                                       ---------------------
                                           1997      1996
                                       ---------- ----------
 Net operating loss carryforwards       $ 1,248    $   303
 Tax credit carryforwards                    98        160
 Nondeductible accruals                   2,017      1,167
 Depreciation and amortization              136        502
                                       ---------- ----------
                                          3,499      2,132
 Deferred tax assets valuation allowance (2,046)      (703)
                                       ---------- ----------
 Net deferred tax assets                $ 1,453    $ 1,429
                                       ========== ==========

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

At December 31, 1997, the Company had net operating loss carry-forwards, as the result of the acquisition of Imagraph and the merger with CompuRAD, available to reduce income taxes for federal and state income tax purposes of approximately $3.2 million and $2.0 million, respectively; such carry-forwards expire through 2012. As a result of an ownership change and consolidated return rules, the utilization of such carryforwards is limited.

NOTE 5 - COMMON STOCK AND STOCK PLANS

CERTAIN EQUITY TRANSACTIONS

In conjunction with an initial public offering of the Company's Common Stock (the "Offering") in 1995, all outstanding shares of mandatorily redeemable convertible Preferred Stock automatically converted into Common Stock upon the closing of the Offering.

In September and October 1995, the Company's Board of Directors authorized, and the stockholders approved, the reincorporation of the Company in Delaware and the associated exchange of four shares of Common Stock and four shares of mandatorily redeemable convertible Preferred Stock into one share of each corresponding class and series of stock of the Delaware successor (resulting in a one-for-four reverse stock split of the Company's Common and Preferred Stock). All applicable share and per share amounts of Common and Preferred Stock have been retroactively adjusted to reflect this reverse stock split. Effective upon the closing of the Offering, the Company was authorized to issue 25,000,000 shares of Common Stock and 5,000,000 shares of undesignated Preferred Stock and the Board of Directors have the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

STOCK PLANS

The Company initially reserved 45,000 shares of Common Stock for issuance under its 1987 Stock Option Plan (the "1987 Plan"). During 1990, the Board of Directors authorized an additional 580,000 shares to be reserved for issuance and during each of the years ended December 31, 1992, 1994 and 1995, the Board of Directors authorized an additional 250,000 shares to be reserved for issuance. The 1987 Plan provides for the grant of incentive stock options and nonstatutory stock options (designated "Supplemental Stock"). Incentive stock options are available for employees, officers and employee directors and are granted at exercise prices which are not less than 100% of fair market value on the date of the grant. Supplemental Stock is available for employees, officers, consultants and directors and is granted at exercise prices not less than 85% of fair market value on the date of grant. All options are to have a term not greater than ten years from the date of grant. The Board shall determine the number of shares for which an option can be granted. Options granted generally vest 25 percent after one year and then ratably at 6.25 percent per quarter over a three year period. In 1995 the Board granted options for 299,838 shares of Common Stock.

In September 1995, the Board of Directors determined that no additional options would be granted under the 1987 Plan and adopted the 1995 Stock Option Plan (the "1995 Plan") under which an aggregate of 350,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to employees, officers and employee directors of and consultants to the Company. The 1995 Plan will terminate in September 2005, unless terminated earlier by the Board of Directors. In each of the years 1997, 1996 and 1995 the Board granted options for 42,550, 153,225 and 75,400 shares of Common Stock, respectively.

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

Under certain events, the Company has the right to repurchase, at the original issue price, a declining percentage of certain of the common shares issued to employees under written agreements with such employees. The Company's right to repurchase such stock declines on a percentage basis based on the length of the employees' continuous employment with the Company. At December 31, 1997, 71 shares of Common Stock were subject to repurchase by the Company.

The Company has recorded compensation expense for the difference between the grant price and the deemed fair market value of the Company's Common Stock for options granted in March 1995. Such compensation expense was approximately $15,000, $37,000 and $33,000 for the years ended December 31, 1997, 1996 and
1995, respectively. During 1996, forfeited options resulted in a reduction of $69,000 from the maximum aggregated compensation expense to approximately $104,000 over the vesting period of four years.

In August 1995, the Board adopted the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"), which provided for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. The Directors Plan will be administered by the Board.

The maximum number of shares of Common Stock that may be issued pursuant to options granted under the Directors Plan is 112,500. Pursuant to the terms of the Directors Plan, each person who is elected as a director of the Company or a compensated Chairman of the Board (a "Non-Employee Director") will automatically be granted an option to purchase 18,750 shares of Common Stock on the date of his or her election to the Board. On the date of adoption of the Directors Plan, each person who was then a Non-Employee Director of the Company and who had not received within the one-year period prior to adoption of the Directors Plan either an option grant or other right to purchase shares of Common Stock, was granted an option to purchase 18,750 shares of Common Stock under the Directors Plan. Thereafter, each Non-Employee Director will automatically be granted an option to purchase an additional 18,750 shares of Common Stock under the Directors Plan on the date any and all previous options or stock purchases by such person either under the Directors Plan or otherwise become fully vested. Options granted under the Directors Plan will vest 25 percent after one year and then ratably at 6.25 percent per quarter thereafter over a three year period.

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

Pursuant to the Directors Plan, in May and November 1997 each of two Non-Employee Directors were granted options to purchase 18,750 shares of Common Stock at exercises prices of $6.63 and $6.31 per share, respectively. No options were granted pursuant to the Directors Plan in 1996 and in August 1995, each of two Non-Employee Directors were granted options to purchase 18,750 shares of Common Stock at exercises prices of $6.00 per share.

In November 1997, in connection with the acquisition of CompuRAD, the Company assumed the stock option plans of CompuRAD. The options for shares outstanding were converted to options to purchase 379,017 shares of Common Stock of the Company. CompuRAD had a non-qualified stock option plan under which options for 69,600 and 851,208 shares of common stock were granted in 1996 and 1995, respectively. In July 1996, the Board of Directors of CompuRAD adopted the 1996 Stock Plan (the "1996 Plan"), reserving 371,200 shares for issuance thereunder. Under the 1996 Plan, options for 322,429 and 0 shares of common stock were granted in 1997 and 1996, respectively. No additional options will be granted under the CompuRAD plans.

A summary of the Company's stock option activity is presented below (in thousands, except per share amounts):

                                          Year Ended December 31,
                               -----------------------------------------------
                                   1997            1996           1995
                                  ------          ------         ------
                                     Weighted        Weighted        Weighted
                                     Average         Average         Average
                                     Exercise        Exercise        Exercise
                               Shares Price   Shares  Price   Shares  Price
                               ------ ------  ------  ------  ------  ------
Outstanding beginning of period  835  $ 3.07   1,163  $ 1.64    987   $ 0.27
Granted                          402    6.38     223    6.61  1,316     1.29
Exercised                       (312)   0.26    (409)   0.44 (1,076)    0.04
Forfeited                       (141)   2.36    (142)   4.50    (64)    0.20
                               ------         ------          ------
Outstanding at period end        784    5.21     835    3.07   1,163    1.64
                               ======         ======          ======
Options vested at period end     291    3.86     303    1.22     219    0.59
                               ======         ======          ======
Weighted average grant date fair
 value of such options granted
 during the year                      $ 4.82          $ 5.09          $ 2.06
                                      ======          ======          ======

The following table summarizes information about fixed stock options outstanding at December 31, 1997 (in thousands, except per share amounts):

                       Options Outstanding                Options Vested
               --------------------------------------- ---------------------
                            Weighted-
                             Average
   Range of                 Remaining      Weighted-             Weighted-
   Exercise       Number   Contractual      Average    Number     Average
    Prices     Outstanding    Life      Exercise Price Vested Exercise Price
-------------- ----------- -----------  -------------- ------ --------------
$0.26 to $1.20      224    6.37 years     $ 0.86         133       $ 0.80
 4.00 to  6.00      210    8.71		           5.68          60         5.71
 6.06 to  7.88      215    9.45		           6.57          40         6.80
 8.00 to 11.13      135    8.71		           9.52          41         9.40
                 --------                               -----
                    784    8.24           $ 5.21         274       $ 3.86
                 ========                               =====

Employee Stock Purchase Plan

In September 1995, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 150,000 shares of Common Stock for issuance to eligible employees. The Purchase Plan permits eligible employees to purchase Common Stock through periodic payroll deductions of up to 10% of their annual compensation. Each offering period will have a duration of 12 months and shares of Common Stock will be purchased for each participant at semi-annual intervals during each offering period. The price at which the Common Stock is purchased under the Purchase Plan is equal to 85 percent of the lower of the fair value on the commencement date of each offering period or the semi-annual purchase date. As of December 31, 1997, 52,263 shares had been issued under the Purchase Plan.

FAIR VALUE DISCLOSURE

At December 31, 1997, the Company has three stock-based compensation plans, as described above. The Company has elected to continue to apply APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                   Year ended December 31,
                                                   -----------------------
                                                     1997     1996   1995
                                                   ------- ------- -------
Net income (loss) per share            As reported $(3,349) $ 2,815 $1,801
                                       Pro forma    (3,966)   2,573  1,722

Net income (loss) per share - basic    As reported $ (0.33) $  0.29 $ 0.27
                                       Pro forma     (0.39)    0.27   0.26

Net income (loss) per share - diluted  As reported $ (0.33) $  0.29 $ 0.25
                                       Pro forma     (0.39)    0.26   0.24

The fair value of each option is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0 percent for all years; expected volatility of 66.0, 57.8 and 59.8 percent, risk-free interest rates of 6.27, 6.01 and 6.26 percent; and expected lives of 6 years for 1997 and 3 years for non-officer/director and 5 years for officers and directors for 1996 and 1995.

The fair value of the employees' purchase rights under the Purchase Plan, which is described above, was estimated using the Black-Scholes option-valuation model with the following assumptions for 1997, 1996 and 1995, respectively: dividend yield of 0 percent for all years; an expected life of 1 year for all years; expected volatility of 66, 59 and 56 percent; and risk-free interest rates of 5.66, 5.52 and 5.96 percent. The weighted-average fair value of purchase rights granted in 1997 was $3.95 per share and in both 1996 and 1995 was $2.74 per share.

WARRANT

Warrants for the purchase of 92,800 shares of Common Stock were outstanding at December 31 1996, with exercise prices of $7.20 per share. These warrants are currently exercisable, will terminate in August 2001, and may be exercised on a net basis.

NOTE 6 - RELATED PARTY TRANSACTIONS

During May 1994, the Company made loans totaling $275,000 to certain executives and directors pursuant to the Company's 1987 Stock Option Plan. The loans were secured by 458,500 shares of the Company's Common Stock. The loans bear interest at the lesser of 4.94 percent per annum or the maximum rate permissible by law. Accrued interest is payable annually in arrears. The loans were due and paid in full on May 31, 1997. Notes receivable in the amount of $114,000 deducted from stockholders' equity at December 31, 1996, include loan balances plus accrued interest.

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

The	Company's president was, and certain of the Company's stockholders are, stockholders of Arizona State Radiology ("ASR"). Certain technology was transferred to CompuRAD at its inception by ASR. The terms and amount to be paid to ASR for such technology were subject to negotiations between the parties, which were finalized in July 1996. The final settlement, which is reflected in the accompanying consolidated financial statements as if it had occurred on January 1, 1993, called for CompuRAD to pay ASR a settlement consisting of common stock, a note payable, and a deferred payment of $541,676 due either in cash or stock. The technology was valued at $610,000, based on the value of consideration given, and was amortized over a three-year period beginning January 1, 1993. The technology is fully amortized on the accompanying consolidated balance sheets. CompuRAD issued 86,749 and 32,226 shares of stock to ASR in November 1996 and September 1997 in full settlement of the deferred payment. The note payable consists of a $250,000 unsecured, non-interest bearing note which is payable on December 31, 2002. Original issue discount has been recorded to establish the effective interest rate of the note to 14% per annum.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under noncancelable operating leases which expire at various dates through June 30, 2002. Future minimum lease commitments are as follows (in thousands):

                      Year ending
                      December 31,
                      -----------
                          1998       $  691
                          1999          690
                          2000          699
                          2001          446
                          2002          130
                                     ------
                                     $2,656
                                     ======

Total rent expense was approximately $608,000, $485,000 and $358,000 for 1997, 1996 and 1995, respectively.

On July 9, 1997 and July 10, 1997, two class action complaints were filed in the Superior Court of the State of California, County of Santa Clara, and the U.S. District Court for the Northern District of California, respectively, against the Company, several of its current and former officers and directors, and its underwriters. The complaints are brought on behalf of all persons who purchased the Company's Common Stock during the putative class period, November 15, 1995 to July 11, 1996. The complaints allege that, during the class period, defendants made material misstatements and omitted to disclose material information concerning the Company's actual and expected performance and results, causing the price of the Company's Common Stock to be artificially inflated. The federal complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 promulgated thereunder; the state complaint alleges claims under California state law. Neither the federal nor the state complaint specifies the amount of damages sought. The Company and the other defendants vigorously deny all allegations of wrongdoing and intend to defend themselves aggressively. On January 9, 1998, the Santa Clara
Superior Court dismissed the State complaint in part with prejudice and in part with leave to amend. Plaintiff has filed an amended complaint in State court and on March 23, 1998, defendants filed a demurer to the amended complaint. On March 6, 1998, the federal court dismissed the federal complaint with leave to amend. There can be no assurance that the Company will prevail in these actions or that the plaintiffs will not recover damages.

On July 18, 1997, a third-party filed a complaint in Santa Clara Superior Court against the Company and one of its officers. The complaint contains causes of action for liable, defamation, negligent infliction of emotional distress and punitive damages. The Company and the other defendant vigorously deny all allegations of wrongdoing and intend to defend themselves aggressively.

Schedule II:  VALUATION AND QUALIFYING ACCOUNTS

                                  Balance at                     Balance at
                                   beginning                         end
                                    of year  Additions Deductions  of year
                                  ---------- --------- ---------- ---------
Year ended December 31, 1995:
  Allowance for doubtful accounts   $  84      $ 172    $  (7)      $  249
  Inventory reserves                $ 521      $ 402    $ (90)      $  833
Year ended December 31, 1996:
  Allowance for doubtful accounts   $ 249      $ 130    $  (3)      $  376
  Inventory reserves                $ 833      $ 434    $(332)      $  935
Year ended December 31, 1997:
  Allowance for doubtful accounts   $ 376      $ 580    $(299)      $  657
  Inventory reserves                $ 935      $ 228    $ (13)      $1,150

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained in Lumisys Incorporated's Proxy Statement dated April 23, 1998 with respect to directors of the Company, is incorporated herein by reference in response to this item.

The executive officers of the Company and their ages as of December 31, 1997 are as follows:

      Name           Age           Position
-------------------- ---  ------------------------------------------------
Stephen J. Weiss      59  Chief Executive Officer and Director
Phillip Berman        44  President and Director
Craig L. Klosterman   43  Chief Operating and Chief Financial Officer
John M. Burgess       53  Vice President, Sales
Cary Cole             31  Vice President, Marketing
Linden J. Livoni      49  Vice President, Engineering
Kuldip K. Ahluwalia   41  Vice President, International Sales and Business
                           Development
Mark Mariotti         36  Vice President, General Manager, Imagraph
Dean MacIntosh        38  Vice President, Finance

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

Phillip Berman, M.D., has served as a member of the Company's Board of Directors and President since joining the Company in November 1997 as a result of the acquisition of CompuRAD. Dr. Berman founded CompuRAD and served as Chairman, President and Chief Executive Officer of CompuRAD since 1992. After practicing medicine in New York, Dr. Berman founded Arizona State Radiology, P.C., a radiology practice in Tucson, Arizona in 1988. Dr. Berman served as President of ASR until 1995 and as Chairman of Radiology of St. Mary's Hospital in Tucson through 1992.

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

Cary Cole has served as Vice President of Marketing since joining the Company in November 1997 as a result of the acquisition of CompuRAD. Mr. Cole joined CommpuRAD as a consultant in 1992 and served ad Vice President, Sales and Marketing and Director of from 1993 through 1997. He was President of Student Financial Resources Corporation and Educational Programs and Services Corporation from 1990 to 1992.

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

Dean MacIntosh has served as Lumisys' Vice President, Finance since February, 1997, and as Controller since joining Lumisys in August 1995. From 1987 to 1995, Ms. MacIntosh worked at SSE Telecom, Inc., a satellite communications company where she last held the position of Vice President, Administration and Corporate Controller.

Mark Mariotti has served as Vice President of Lumisys and General Manager of the Imagraph division of Lumisys since February 1997 and as Vice President of Finance and Operations of the Imagraph division of Lumisys since joining Lumisys in March 1995. From July 1988 to March 1995, Mr. Mariotti held several postions at Imagraph, including Vice President of Finance and Operations and Controller. Prior to joining Imagraph, Mr. Mariotti held senior financial and accounting positions with Charles River Data Systems and Honeywell.

Item 11.  EXECUTIVE COMPENSATION

The information contained in Lumisys Incorporated's Proxy Statement dated April 23, 1998 with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information contained in Lumisys Incorporated's Proxy Statement dated April 23, 1998 with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in Lumisys Incorporated's Proxy Statement dated April 23, 1998, with respect to certain transactions, is incorporated herein by reference in response to this item.



PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
   (1)    Financial Statements - See Item 8 of this report
   (2)    Financial Statement Schedules - See Item 8 of this report
   (3)    Index to Exhibits
Exhibit
Number   Description of Document
-------  -----------------------------------------------------------------
  2.1 Form of Agreement and Plan of Merger between Lumisys Incorporated ("Lumisys California") and Lumisys Merger Corporation ("Lumisys Delaware") (1)
  2.2 Form of Agreement and Plan of Merger and Reorganization dated as of September 28, 1997, among Lumisys Incorporated, SAC Acquisition Corporation and CompuRAD, Inc. (3)
  3.1     Amended and Restated Certificate of Incorporation of Lumisys
          Delaware(2)
  3.2 Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 17, 1995 (2)
  3.3     Bylaws of Lumisys Delaware (1)
  3.4 Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lumisys Delaware, filed with the Delaware Secretary of State on October 26, 1995 (1)
  4.1     Reference is made to Exhibits 3.1 through 3.3
  4.2     Specimen stock certificate (1)
 10.1 Form of Indemnity Agreement entered into between the Company and its directors and officers (1)
*10.2     The Company's 1987 Stock Option Plan (the "1987 Plan") (1)
*10.3     Form of Incentive Stock Option under the 1987 Plan (1)
*10.4     Form of Supplemental Stock Option under the 1987 Plan (1)
*10.5     Form of Early Exercise Agreement under the 1987 Plan (1)
*10.6     The Company's 1995 Stock Option Plan (the "1995 Plan") (1)
*10.7     Form of Incentive Stock Option under the 1995 Plan (1)
*10.8     Form of Supplemental Stock Option under the 1995 Plan (1)
*10.9     Form of Early Exercise Agreement under the 1995 Plan (1)
*10.10    The Company's 1995 Employee Stock Purchase Plan (1)
*10.11    The Company's 1995 Non-Employee Directors' Stock Option Plan (1)
 10.12 Stock Purchase Agreement dated as of March 31, 1995 among the Company, Imagraph Corporation and Microfield Graphics, Inc. (1)
 10.13 The Company's Amended and Restated Information and Registration Rights Agreement dated as of April 26, 1991, as amended (1)
 10.14 Registration Rights Granted to Nicholas K. Sheridon, dated December 15, 1987 between the Company and Nicholas K. Sheridon (1)
 10.16 Lease, dated January 1, 1993 between Teachers Realty Corporation and Imagraph Corporation (1)
 10.17 Industrial Real Estate Lease, dated October 12, 1995, by and between the Company and APT-Cabot California, Inc. (1)
 21.1     Subsidiaries of the Company (1)
 23.1     Consent of Price Waterhouse LLP
 27.0     Financial data schedule
---------------------------------------------------
(1) Incorporated by reference to the exhibit bearing the same number in the Company's Form S-1 Registration Statement declared effective November 14, 1995 (File No. 33-97230).
(2) Incorporated by reference to the exhibit bearing the same number in the Company's Form 10-K for the year ended December 31, 1995.
(3) Incorporated by reference to the exhibit bearing the same number in the Company's Form 8-K filed on October 6, 1997 (File No. 033-97230).
 *  Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K filed in the fourth quarter of 1997
     On October 6, 1997 and December 10, 1997, the Company filed reports on Form 8-K regarding the acquisition of CompuRAD.
(d) Financial statement schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LUMISYS INCORPORATED


Dated: March 31, 1998                     By:/s/ Douglas G. DeVivo
                                             ------------------------
                                             Douglas G. DeVivo, Ph.D.
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                    Title                     Date

/s/ Douglas G. DeVivo         Chief Executive Officer     March 31, 1998
----------------------------  and Chairman of the Board
    Douglas G. DeVivo, Ph.D.  (Principal Executive Officer)

/s/ Phillip Berman            President and Director      March 31, 1998
----------------------------
    Phillip Berman, M.D.


/s/ Craig L. Klosterman        Chief Operating and Chief  March 31, 1998
----------------------------   Financial Officer
    Craig L. Klosterman        (Principal Financial Officer)


/s/ C. Richard Kramlich        Director                   March 31, 1998
----------------------------
    C. Richard Kramlich


/s/ Matthew D. Miller          Director                   March 31, 1998
----------------------------
    Matthew D. Miller, Ph.D.


/s/ Austin Vanchieri           Director                   March 31, 1998
----------------------------
    Austin Vanchieri


/s/ David Lapan                Director                   March 31, 1998
----------------------------
    David Lapan, M.D.