Form 10-Q
period 1998-03-31
LUMISYS INC \DE\
filed 1998-05-15
CIK 1001289

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

or

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

As of May 13, 1998, 10,123,203 shares of the registrant's Common
Stock, $.001 par value, were outstanding.








                    Lumisys Incorporated
                          Index

                                                           Page
Part I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Consolidated balance sheets at March 31,
              1998 and December 31, 1997                   3

             Consolidated statements of income for the
              three months ended March 31, 1998 and 1997   4

             Consolidated statements of cash flow for the
              three months ended March 31, 1998 and 1997   5

             Notes to financial statements                 6 - 8

    Item 2.  Management's discussion and Analysis
              of Financial Condition and Results
              of Operations                                8 - 17

Part II.  OTHER INFORMATION

    Item 1.  Legal proceedings                            17 - 18

    Item 6.  Exhibits and Reports on Form 8-K             18

SIGNATURES                                                19




Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
                      Lumisys Incorporated
                  Consolidated Balance Sheets
                          (Unaudited)
                         (In thousands)
                                         March 31,   December 31,
                                           1998         1997
                                         ---------   ------------

                             ASSETS
Current assets:
 Cash and cash equivalents                       $ 5,937 $ 7,522
 Short-term investments                           17,027  17,007
 Accounts receivable, net of allowances
  of $672 and $401                                 3,507   4,622
 Inventories                                       3,286   2,892
 Deferred tax assets                               1,453   1,453
 Other current assets                                333     316
                                                 ------- -------
   Total current assets                           31,543  33,812
Property and equipment, net                          694     606
                                                 ------- -------
                                                 $32,237 $34,418
                                                 ======= =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $ 1,339 $ 1,355
 Accrued expenses                                  2,433   2,967
 Merger and related costs                          1,654   2,117
                                                 ------- -------
    Total current liabilities                      5,426   6,439
                                                 ------- -------

Note payable to related party                        134     130

Commitments and contingencies

Stockholders' equity
  Preferred stock, $0.001 par value; 5,000 shares
   authorized; no shares issued and outstanding      ---     ---
  Common stock, $0.001 par value; 25,000 shares
   authorized; 10,065 and 10,370 shares issued
   and outstanding                                    10      10
  Additional paid-in capital		               30,852  32,265
  Accumulated deficit                             (4,170) (4,407)
  Deferred compensation related to stock options     (15)    (19)
                                                 ------- -------
    Total stockholders' equity                    26,677  27,849
                                                 ------- -------
                                                 $32,237 $34,418
                                                 ======= =======
        The accompanying notes are an integral part of these
                       financial statements.


                          Lumisys Incorporated
                   Consolidated Statements of Income
                              (Unaudited)
                (In thousands, except per share amounts)


                                          Three months ended
                                      -------------------------
                                       March 31,     March 31,
                                         1998          1997
                                      -----------   -----------

Sales                                   $  6,472      $  7,814
Cost of sales                              2,884         3,344
                                      -----------   -----------
   Gross profit                            3,588         4,470
                                      -----------   -----------
Operating expenses:
  Sales and marketing                        914         1,136
  Research and development                 1,600         1,567
  General and administrative                 950           904
                                      -----------   -----------
   Total operating expenses                3,464         3,607
                                      -----------   -----------
Income from operations                       124           863
Interest income                              261           294
                                      -----------   -----------
Income before income taxes                   385         1,157
Provision for income taxes                   148           503
                                      -----------   -----------
Net income                              $    237      $    654
	                                 ===========   ===========

Net income per share
  Basic                                 $   0.02      $   0.07
	                                 ===========   ===========
  Diluted                               $   0.02      $   0.06
	                                 ===========   ===========


Weighted average shares used to
 compute net income per share
  Basic                                   10,223        10,038
	                                 ===========   ===========
  Diluted                                 10,402        10,464
	                                 ===========   ===========












   The accompanying notes are an integral part of these financial statements.



                           Lumisys Incorporated
                   Consolidated Statements of Cash Flow
                                (Unaudited)
                              (In thousands)

                                          Three months ended
                                      -------------------------
                                       March 31,     March 31,
                                         1998          1997
                                      -----------   -----------

Cash flows from operating activities:
  Net income                            $   237       $   654
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization            80            92
    Changes in assets and liabilities:
    Accounts receivable                   1,115        (1,355)
    Inventories                            (394)          163
    Other assets                            (17)           44
    Accounts payable                        (16)          (94)
    Accrued expenses                       (530)          590
    Merger and related costs               (463)          ---
                                      -----------   -----------
Net cash provided by operating
 Activities                                  12            94
                                      -----------   -----------
Cash flows from investing activities:
	Purchase of short-term investments     (20)          ---
	Purchases of property and equipment   (164)         (187)
                                      -----------   -----------
Net cash used in investing activities      (184)         (187)
                                      -----------   -----------
Cash flows from financing activities:
	Proceeds from sale (purchase) of
      common stock, net                  (1,413)           32
                                      -----------   -----------
Net cash provided by financing
 Activities                              (1,413)           32
                                      -----------   -----------
Net decrease in cash and cash
 Equivalents                             (1,585)          (61)
Cash and cash equivalents at
 beginning of period                      7,522        22,490
                                      -----------   -----------
Cash and cash equivalents
 at end of period                       $ 5,937       $22,429
	                                 ===========   ===========










   The accompanying notes are an integral part of these financial statements.



                          Lumisys Incorporated
             Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation

The consolidated financial statements of Lumisys Incorporated (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

On November 25, 1997, the Company merged with CompuRAD, Inc. ("CompuRAD"). Such merger was accounted for as a pooling-of-interests. Accordingly, the consolidated historical financial statements for all periods presented combine the financial results of Lumisys and CompuRAD.

The consolidated balance sheet as of March 31, 1998, and the consolidated statements of income and of cash flows for the three months ended March 31, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for these interim periods.

The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998 or any future period.

Note 2 - Net Income Per Share

The Company adopted SFAS No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the presentation of basic and diluted earnings per share for companies with potentially dilutive securities, such as options. All historical earnings per share information has been restated as required by SFAS 128.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants, convertible debt and preferred stock.

The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands):

                                    Three Months Ended March 31,
                                        1998             1997
                                    -----------      ----------

  Net income                           $   237         $   654
                                    ===========      ==========

  Weighted average shares
   outstanding - basic                  10,223          10,038
  Effect of dilutive securities:
    Potential common stock
     Stock options and warrants            179             426
                                    -----------      ----------
  Weighted average shares
   outstanding - diluted                10,402          10,464
                                    ===========      ==========

For the three months ended March 31, 1998 options for 434,688 shares of common stock is considered anti-dilutive and is excluded from the calculation of dilutive net income per share.


Note 3 - Composition of Certain Financial Statement Amounts

                                      March 31,      December 31,
                                         1998            1997
                                     -----------      ----------
                                           (In thousands)
  Inventories:
   Raw materials                        $ 2,856         $ 2,363
   Work-in-process                          770             586
   Finished goods                           721           1,093
                                     -----------      ----------
                                          4,347           4,042
    Less:  inventory reserves            (1,061)         (1,150)
                                     -----------      ----------
                                        $ 3,286         $ 2,892
                                     ===========      ==========
  Accrued expenses:
   Payroll and related benefits         $   783         $ 1,122
   Warranty                                 464             465
   Accrued professional fees                413             401
   Unearned revenue                         290             979
   Other                                    483             ---
                                     -----------      ----------
                                        $ 2,433         $ 2,967
                                     ===========      ==========


Note 4 - Revenue Recognition

In October 1997, the American Institute of Certified Public
Accountants ("AICPA") issued Statement of Positions No. 97-2 provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1 "Software Revenue
Recognition".

In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4") "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses on multiple-element arrangements when undelivered elements exist. Additional guidance is expected bo be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the further guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first quarter of 1996.


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

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's 1997 Annual Report on Form 10-K.

Results of Operations

Total sales for the first quarter of 1998 decreased 17.2% to $6.5 million from $7.8 million for the first quarter of 1997. This decrease was primarily due to lower software sales in 1998 as a result of the Company's software product strategy change. In November 1997, the Company decided to sell software products to OEM and VAR customers only, whereas previously the Company sold software to direct end-user customers as well. OEM and VAR sales have a longer sales cycle compared to the sales cycle for direct end-user customers and therefore sales decreased after the change in strategy.

Gross profit for the first quarter of 1998 decreased 19.7% to $3.6 million from $4.5 million for the corresponding period of 1997. Gross margin decreased to 55.4% in the first quarter of 1998 from 57.2% in the first quarter of 1997 primarily due to lower margins in software products as a result of lower software sales for the first quarter of 1998 compared to the first quarter of 1997.

Sales and marketing expenses decreased 19.5% in the first quarter of 1998 to $914,000 from $1,136,000 in the first quarter of 1997. The decrease was primarily due to the decrease in the Company's sales and marketing personnel as a result of the strategic change in software product sales. As a percentage of sales, these expenses decreased slightly to 14.1% in the first quarter of 1998 from 14.5% in the first quarter of 1997.

Research and development expenses increased 2.1% in the first quarter of 1998 to $1,600,000 from $1,567,000 in the same quarter of 1997. As a percentage of sales, research and development expenses increased to 24.7% in the first quarter of 1998 from 20.0% in the same quarter of 1997, as a result of lower revenues.

General and administrative expenses increased 5.1% in the first quarter of 1998 to $950,000 from $904,000 in the first quarter of 1997. As a percentage of sales, general and administrative expenses increased to 14.7% in the first quarter of 1998 from 11.6% in the first quarter of 1997 as a result of lower revenues.

The Company recognized a provision for income taxes in the first quarter of 1998 of $148,000 compared with a provision of $503,000 in the corresponding period of 1997. The Company has provided a partial valuation allowance against the balance of the deferred tax assets remaining as of March 31, 1998. The Company expects to continue to be subject to an effective tax rate of approximately 39% for the remainder of 1998.

Liquidity and Capital Resources

The Company has financed its activities primarily from net cash provided by operations, which contributed $12,000 in the first quarter of 1998 and $94,000 in the same period of 1997.

At March 31, 1998, the Company's working capital was $26.1 million. The Company had cash, cash equivalents and short-term investments of approximately $23.0 million at March 31, 1998, compared with $24.5 million cash, cash equivalents and short-term investments at December 31, 1997. The decrease is primarily due to the purchase by the Company of 344,000 shares of its Common Stock.

The Company does not currently have any significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

Risk Factors That Could Effect Results of Operations

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

New Product Development in Software Products; Uncertainty of Market Acceptance. The market for PACS and teleradiology software is uncertain. Current and future competitors are likely to introduce competing software making it difficult to predict the rate at which the market will grow, if at all, or the rate at which new or increased competition will result in market saturation. If the market for such software fails to grow or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely effected. The Company expects that the sales cycle for PACS and teleradiology software through the OEM and System Integrator sales channels will be longer than that for its other existing hardware products. Accordingly, the Company's quarterly revenues and operating results may be subject to greater fluctuation as the Company begins to market and sell PACS and teleradiology software through these new channels. Additionally, the Company has limited experience in marketing, installing and supporting its software through these sales channels, and there can be no assurance that the Company can obtain the necessary resources to market, install and support its PACS and teleradiology software in an efficient, cost-effective and competitive manner. The failure of PACS and teleradiology software to achieve market acceptance for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

Significant Risks Associated with Acquisitions. The integration of any acquisitions will require special attention from management, which may temporarily distract its attention from the day-to-day business of the Company. Any acquisitions will also require integration of the companiess' product offerings and coordination of research and development and sales and marketing activities. Furthermore, as a result of acquisitions, the Company may enter markets in which it has no or little direct prior experience. There can also be no assurance that the Company will be able to retain key technical personnel of an acquired company or recruit new management personnel for the acquired businesses, or that the Company will, or may in the future, realize any benefits as a result of such acquisitions. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt, one-time acquisition charges and amortization expenses related to goodwill and intangible assets, each of which could be significant and could materially adversely affect the Company's financial condition and results of operations. In addition, the Company believes that it may be required to expand and enhance its financial and management controls, reporting systems and procedures as it integrates acquisitions. There can be no assurance that the Company will be able to do so effectively, and failure to do so when necessary would have a material adverse effect upon the Company's business and results of operations.

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

Customer Concentration; Reliance on OEMs. A significant portion of the Company's net sales is derived from a small number of customers. In 1995, 1996, and 1997, there were no companies that accounted individually for more than 10% of the Company's revenues. Large customers accounted for a significant portion of the Company's backlog at March 31, 1997. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations.

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

The Company also relies on 510(k) pre-market notification for its current internally developed products. Additionally, the Company relies on 510(k) clearance and the finding by the FDA of substantial equivalence for the Image Management System technology acquired from Star Technologies, Inc. in July 1997. The Company believes that its success depends upon commercial sales of new versions of its PACS and teleradiology software which may be subject to clearance or approval from the FDA and its foreign counterparts. There can be no assurance that a similar 510(k) clearance for any future product or enhancement of an existing product will be granted or that the process will not be lengthy. If the Company cannot establish that a product is "substantially equivalent" to certain legally marketed devices, the 510(k) clearance procedure may be unavailable and the Company may be required to utilize the longer and more expensive PMA process. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional data as a prerequisite to clearance or approval, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Market Risk. The Company has an investment portfolio of fixed income that are classified as "available-for-sale securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

Year 2000 Issue. The rapid approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issue from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue on the operations of the Company. There can be no assurances that such a review will detect all potential failures of the Company's and/or third-party's computer systems. A significant failure of the Company's or a third-party's computer system could have a material adverse effect on the Company's business, financial condition and results of operations.

Part 2 - OTHER INFORMATION

Item 1.	Legal Proceedings

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


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits furnished:

        Exhibit
         Number          Description of Document
      -----------    --------------------------------
        27            Financial Data Schedule

(b)  Reports on Form 8-K:  none.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LUMISYS INCORPORATED

Dated:  May 15, 1998                   By:/s/ Douglas G. DeVivo
                                          -----------------------
                                          Douglas G. DeVivo
                                          Chief Executive Officer

         May 15, 1998                     /s/ Craig L. Klosterman
                                          -----------------------
                                          Craig L. Klosterman
                                          Chief Operating and
                                          Chief Financial Officer










21