Form 10-Q
period 1998-06-30
LUMISYS INC \DE\
filed 1998-08-14
CIK 1001289

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

                                    or

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                For the transition period from ____ to ____

                   Commission File Number:     0-26832

                          Lumisys Incorporated
             (Exact name of registrant as specified in its charter)

Delaware                                                          77-0133232
(State of incorporation)                 (I.R.S. Employer Identification No.)

225 Humboldt Court, Sunnyvale, CA                                      94089
(Address of principal executive offices                            (Zip Code)

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

As of August 10, 1998, 9,662,894 shares of the registrant's Common Stock, $.001 par value, were outstanding.



                           Lumisys Incorporated
                                  Index

                                                                   Page
Part I. FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Consolidated balance sheets at June 30, 1998
                  and December 31, 1997                               3

                 Consolidated statements of income for the three
                  and six months ended June 30, 1998 and 1997         4

                 Consolidated statements of cash flows for the six
                  months ended June 30, 1998 and 1997                 5

                 Notes to financial statements                    6 - 8

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations   8 - 17

Part II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                   18

        Item 4.  Submission of Matters to a Vote of Security Holders 19

        Item 5.  Other Information                                   19

        Item 6.  Exhibits and Reports on Form 8-K                    19

SIGNATURES                                                           20




Part I  - FINANCIAL INFORMATION

Item 1. Financial Statements

                         Lumisys Incorporated
                     Consolidated Balance Sheets
                             (Unaudited)
                            (In thousands)
                                                    June 30,      December 31,
                                                      1998           1997
                                                    --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                         $  5,763       $  7,522
  Short-term investments                              15,465         17,007
  Accounts receivable, net of allowances
   of $687 and $657                                    3,890          4,622
  Inventories                                          3,450          2,892
  Deferred tax assets                                  1,453          1,453
  Other current assets                                   398            316
                                                    --------       ----------
    Total current assets                              30,419         33,812
Property and equipment, net                              513            606
                                                    --------       --------
                                                    $ 30,932       $ 34,418
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  1,093       $  1,355
  Accrued expenses                                     2,007          2,967
  Merger and related costs                             1,182          2,117
                                                    --------       --------
    Total current liabilities                          4,282          6,439
                                                    --------       --------

Note payable to related party                            138            130

Commitments and contingencies

Stockholders' equity
  Preferred stock, $0.001 par value; 5,000 shares
   authorized; no shares issued and outstanding          ---            ---
  Common stock, $0.001 par value; 25,000 shares
   authorized; 10,048 and 10,370 shares issued
   and outstanding                                        10             10
  Additional paid-in capital                          30,623         32,265
  Accumulated deficit                                 (4,110)        (4,407)
  Deferred compensation related to stock options         (11)           (19)
                                                    --------       --------
    Total stockholders' equity                        26,512         27,849
                                                    --------       --------
                                                    $ 30,932       $ 34,418
                                                    ========       ========
    The accompanying notes are an integral part of these financial statements.

                           Lumisys Incorporated
                    Consolidated Statements of Income
                               (Unaudited)
                 (In thousands, except per share amounts)

                                    Three months ended    Six months ended
                                   -------------------   -------------------
                                   June 30,   June 30,   June 30,  June 30,
                                      1998       1997       1998      1997
                                   --------   --------   --------   --------
Sales                              $  5,425   $  7,180   $ 11,895   $ 14,994
Cost of sales                         2,483      3,267      5,367      6,611
                                   --------   --------   --------   --------
  Gross profit                        2,942      3,913      6,528      8,383
                                   --------   --------   --------   --------
Operating expenses:
  Sales and marketing                   678      1,240      1,592      2,376
  Research and development            1,583      1,757      3,184      3,324
  General and administrative            835      1,000      1,785      1,904
                                   --------   --------   --------   --------
    Total operating expenses          3,096      3,997      6,561      7,604
                                   --------   --------   --------   --------
Income (loss) from operations          (154)       (84)       (33)       779
Interest income                         256        270        518        564
                                   --------   --------   --------   --------
Income (loss) before income taxes       102        186        482      1,343
Provision for income taxes               40        327        188        830
                                   --------   --------   --------   --------
Net income (loss)                  $     62   $   (141)  $    297   $    513
                                   ========   ========   ========   ========

Net income (loss) per share
  Basic                            $   0.01   $  (0.01)  $   0.03   $   0.05
                                   ========   ========   ========   ========
  Diluted                          $   0.01   $  (0.01)  $   0.03   $   0.05
                                   ========   ========   ========   ========

Weighted average shares
 used to compute net
 income (loss) per share
  Basic                              10,083     10,024     10,153     10,031
                                   ========   ========   ========   ========
  Diluted                            10,317     10,024     10,360     10,418
                                   ========   ========   ========   ========



   The accompanying notes are an integral part of these financial statements.






                             Lumisys Incorporated
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                         Six months ended
                                                       ---------------------
                                                       June 30,      June 30,
                                                         1998          1997
                                                       --------      -------
Cash flows from operating activities:
 Net income                                            $    297      $   513
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            159          225
   Changes in assets and liabilities:
    Accounts receivable, net                                732       (1,574)
    Inventories                                            (558)        (780)
    Other assets                                            (82)         126
    Accounts payable                                       (262)         614
    Accrued expenses                                       (952)         525
    Merger and related costs                               (935)         ---
                                                       --------      -------
Net cash used by operating activities                    (1,601)        (351)
                                                       --------      -------
Cash flows from investing activities:
 Proceeds from sale of short-term investments             1,542          ---
 Purchases of property and equipment                        (58)        (326)
                                                       --------      -------
Net cash provided (used) in investing activities          1,484         (326)
                                                       --------      -------
Cash flows from financing activities:
 Sale (purchase) of common stock, net                    (1,642)        (402)
 Payment on notes receivable from stockholders              ---          114
                                                       --------      -------
Net cash used by financing activities                    (1,642)        (288)
                                                       --------      -------
Net decrease in cash and cash equivalents                (1,759)        (965)
Cash and cash equivalents at beginning of period          7,522       22,490
                                                       --------      -------
Cash and cash equivalents at end of period             $  5,763      $21,525
                                                       ========      =======






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

The consolidated balance sheet as of June 30, 1998, and the consolidated statements of income for the three and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the results for these interim periods.

The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

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


The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands):

                                          Three months ended  Six months ended
                                                 June 30,          June 30,
                                             --------------    --------------
                                              1998    1997      1998    1997
                                             ------  ------    ------  ------
Net income (loss)                            $   62  $ (141)   $  297  $  513
                                             ======  ======    ======  ======

Weighted average shares outstanding - basic 10,083 10,024 10,153 10,031 Effect of dilutive securities:
  Potential common stock
   Stock options and warrants                   234     ---       207     387
                                             ------  ------    ------  ------
Weighted average shares outstanding
  - diluted                                  10,317  10,024    10,360  10,418
                                             ======  ======    ======  ======


Note 3 - Comprehensive Income

Effective January 1, 1998, the Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and other comprehensive earnings such as unrealized gains or losses on available-for-sale short-term investments. The Company's unrealized gains and losses on available-for-sale short-term investments have been insignificant for all periods presented.

Note 4 - Composition of Certain Financial Statement Amounts

                                          June 30,      Dec 31,
                                            1998         1997
                                          -------      -------
                                             (In thousands)
       Inventories:
         Raw materials                    $ 2,644      $ 2,363
         Work-in-process                      739          586
         Finished goods                     1,107        1,093
                                          -------      -------
                                            4,490        4,042
         Less:  inventory reserves         (1,040)      (1,150)
                                          -------      -------
                                          $ 3,450      $ 2,892
                                          =======      =======
       Accrued expenses:
         Payroll and related benefits     $   754      $ 1,122
         Warranty                             464          465
         Accrued professional fees            112          401
         Unearned revenue                     422          979
         Other                                255          ---
                                          -------      -------
                                          $ 2,007      $ 2,967
                                          =======      =======

Note 5 - Revenue Recognition

In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4") "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses on multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the further guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first half of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's 1997 Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission.

Overview

Lumisys develops, manufactures and markets a broad product line of laser-based very high resolution medical film digitizers, charge-coupled device-based ("CCD")film scanners and video digitizer products necessary for converting analog medical images into diagnostic quality digital formats.

Results of Operations

Total sales for the three months ended June 30, 1998 decreased 24.4% to $5.4 million from $7.2 million for the three months ended June 30, 1997. Total sales for the six months ended June 30, 1998 decreased 20.7% to $11.9 million from $15.0 million for the six months ended June 30, 1997. This decrease was primarily due to lower software sales in 1998 as a result of the Company's software product strategy change. In November 1997, the Company decided to sell software products to OEM and VAR customers only, whereas previously the Company sold software to direct end-user customers as well. OEM and VAR sales have a longer sales cycle compared to the sales cycle for direct end-user customers and therefore sales decreased after the change in strategy.

Gross profit for the three months ended June 30, 1998 decreased 24.8% to $2.9 million from $3.9 million for the corresponding period of 1997. Gross margin decreased in the three month period ended June 30, 1998 to 54.2% from 54.5% in the same period of 1997. Gross profit for the six months ended June 30, 1998 decreased 22.1% to $6.5 million from $8.4 million for the six months ended June 30, 1997. Gross margin decreased in the six month period to 54.9% from 55.9%, primarily due to lower software sales for the first two quarters of 1998 compared to the first two quarters of 1997.

Sales and marketing expenses decreased 45.3% in the three months ended June 30, 1998 to $678,000 from $1,240,000 in 1997. As a percentage of sales, these expenses decreased to 12.5% in 1998 from 17.3% in 1997. Sales and marketing expenses decreased 33.0% to $1,592,000 for the six months ended June 30, 1998 from $2,376,000 for the same period of 1997. As a percentage of sales, these expenses decreased to 13.4% in the six months ended June 30, 1998 from 15.9% in 1997. The decrease for the three and six month periods was primarily due to the decrease in the Company's sales and marketing personnel as a result of the strategic change in software product sales.

Research and development expenses decreased 9.9% in the three months ended June 30, 1998 to $1,583,000 from $1,757,000 in the same quarter of 1997. The decrease is primarily due to lower software development costs in 1998 compared to 1997. As a percentage of sales, research and development expenses increased to 29.2% in the three months ended June 30, 1998 from 24.5% in the same quarter of 1997. For the six months ended June 30, 1998, research and development expenses decreased 4.2% to $3,184,000 from $3,324,000 for the six months ended June 30, 1997. As a percentage of sales, research and development expenses increased to 26.8% in the six months ended June 30, 1998 from 22.2% in 1997 due to lower sales in 1998 compared to 1997.

General and administrative expenses decreased 16.5% in the three months ended June 30, 1998 to $835,000 from $1,000,000 in the same quarter of 1997. The decrease is primarily due to the decrease in the Company's accounting and administration personnel resulting from combining the digitizer and software groups' accounting functions. As a percentage of sales, these expenses increased to 15.4% from 13.9%. General and administrative expenses decreased 6.3% in the six months ended June 30, 1998 to $1,785,000 from $1,904,000 in the same period of 1997. As a percentage of sales, general and administrative expenses increased to 15.0% for the six months ended June 30, 1998 from 12.7% in the six month period ended June 30, 1997. The increase as a percentage of sales is due to lower sales in 1998 compared to 1997.

The Company recognized a provision for income taxes of $40,000 in the three months ended June 30, 1998 compared to a provision for income taxes of $327,000 in the same period of 1997. The Company recognized a provision for income taxes of $188,000 in the six months ended June 30, 1998 compared to a provision for income taxes of $830,000 in the same period of 1997. The Company has provided a partial valuation allowance against the balance of the deferred tax assets remaining as of June 30, 1998. The Company expects to continue to be subject to an effective tax rate of approximately 39% for the remainder of 1998.

Liquidity and Capital Resources

The Company financed its cash used in operating activities of $1.6 million primarily from the proceeds of the sale of short-term investments which contributed $1.5 million in the first half of 1998. The use of cash in operating activities principally resulted from the payment of prior period accruals.

At June 30, 1998, the Company's working capital was $25.9 million. The Company cash, cash equivalents and short-term investments of approximately $21.2 million at June 30, 1998 compared with $24.5 million of cash, cash equivalents and short-term investments at December 31, 1997. The decrease is primarily due to the purchase by the Company of 429,400 shares of its Common Stock.

The Company does not currently have any significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

Year 2000

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

Certain software products currently installed at customer sites will require upgrade or other remediation to become year 2000 compliant. The Company believes that it is not legally responsible for costs incurred by its customers to achieve their year 2000 compliance. However, the Company is taking steps to identify affected customers, raise customer awareness related to noncompliance of the Company's older products, and assist the customer base to assess their risks. The Company may see increasing customer satisfaction costs related to these actions over the next few years. The potential impact on the Company's business, financial condition and results of operations is not known at this time.

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

New Product Development in Software Products; Uncertainty of Market Acceptance. The market for PACS and teleradiology software is uncertain. Current and future competitors are likely to introduce competing software, making it difficult to predict the rate at which the market will grow, if at all, or the rate at which new or increased competition will result in market saturation. If the market for such software fails to grow or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected. The Company expects that the sales cycle for PACS and teleradiology software through the OEM and System Integrator sales channels will be longer than that for its other existing hardware products. Accordingly, the Company's quarterly revenues and operating results may be subject to greater fluctuation as the Company begins to market and sell PACS and teleradiology software through these new channels. Additionally, the Company has limited experience in marketing, installing and supporting its software through these sales channels, and there can be no assurance that the Company can obtain the necessary resources to market, install and support its PACS and teleradiology software in an efficient, cost-effective and competitive manner. The failure of PACS and teleradiology software to achieve market acceptance for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

Significant Risks Associated with Acquisitions. The integration of any acquisitions will require special attention from management, which may temporarily distract its attention from the day-to-day business of the Company. Any acquisitions will also require integration of the companies' product offerings and coordination of research and development and sales and marketing activities. Furthermore, as a result of acquisitions, the Company may enter markets in which it has no or little direct prior experience. There can also be no assurance that the Company will be able to retain key technical personnel of an acquired company or recruit new management personnel for the acquired businesses, or that the Company will, or may in the future, realize any benefits as a result of such acquisitions. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt, one-time acquisition charges and amortization expenses related to goodwill and intangible assets, each of which could be significant and could materially adversely affect the Company's financial condition and results of operations. In addition, the Company believes that it may be required to expand and enhance its financial and management controls, reporting systems and procedures as it integrates acquisitions. There can be no assurance that the Company will be able to do so effectively, and failure to do so when necessary would have a material adverse effect upon the Company's business and results of operations.

New Product Development in Image Digitizers; Rapid Technological Change; Product Development. The market for the Company's products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and to respond to evolving customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments by its competitors or to changes in customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. In the past, the Company has experienced delays in the development and introduction of new products and product enhancements, and there can be no assurance that the Company will not experience such delays in the future. In addition, new product introductions or enhancements by the Company's competitors or the use of other technologies that do not depend on film digitization could cause a decline in sales or loss of market acceptance of the Company's products. In particular, computed radiography ("CR") systems are currently available and have been sold for medical applications for over ten years with limited acceptance. In addition, several companies have announced developments leveraging the technology used in flat panel displays to produce high-resolution, two dimensional image sensor arrays that make it possible for x-ray images to be captured digitally without film or chemical processing. While this emerging technology, known as digital radiography ("DR"), is expensive, there can be no assurance that future advances in this technology or other technologies will not produce systems better positioned for the marketplace that will therefore reduce the digitizer market to the then installed base of imaging systems. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely or cost-effective basis, and such failure could have a material adverse effect on the Company's business and results of operations.

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

Competition. Competition in the United States laser-based film digitizer market has not been significant. In 1996 CLS entered the market with a product similar to the laser-based film digitizers offered by Lumisys. To date, the Company is unaware of any sales made by CLS. Several Japanese competitors such as Konica, Nishimoto Sangyo and Abe Sekkei offer competitive products on an international basis and may decide in the future to devote additional resources to marketing competitive products in the United States. In addition, General Scanning Inc. is expected to introduce a laser-based film digitizer during 1998. The markets for medical film digitizers incorporating charge-coupled devices ("CCDs") are highly competitive. The Company faces competition from companies such as Vidar Systems Inc., Canon Inc., Vision Ten Inc., Hell Linotype and Howtek in the CCD-based film digitizer market. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features that render the Company's products less competitive or obsolete.

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

Customer Concentration; Reliance on OEMs. Although no company currently represents more than 10% of the Company's revenues, a significant portion of the Company's net sales is derived from a small number of customers. Large customers also accounted for a significant portion of the Company's backlog at June 30, 1998. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations.

Single-Source Suppliers. The Company purchases industry-standard parts and components for the assembly of its products, generally from multiple vendors. Although the Company relies on single-source suppliers for certain components, such as lasers, photomultiplier tubes and certain electronic components primarily to control price and quality, the Company believes that alternate sources of supply are available from other vendors for such components and has qualified second source suppliers for some, but not all, single-sourced parts. The Company maintains good relationships with its vendors and, to date, has not experienced any material supply problems. While the Company seeks to maintain an adequate inventory of single-sourced components, there can be no assurance that such inventories will be sufficient or that delays in part or component deliveries will not occur in the future, which could result in delays or reductions in product shipments. Furthermore, even if currently single-sourced components could be replaced by other qualified parts, product redesign and testing could be costly and time consuming. These factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company is also required to register as a Class II medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"). As such, the Company may be inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's GMP, QSR and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, reporting of product malfunctions and other matters. If the FDA believes that a company is not in compliance with federal regulatory requirements, it can institute proceedings to detain or seize products, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business and results of operations. The Sunnyvale facility of the Company was inspected by the CDHS and the FDA in 1996 and was found to be compliant with both the CDHS's and FDA's GMP regulations. In the second quarter of 1998 the Tucson facility of the Company was inspected by the FDA and was found to have some items not in compliance with the FDA's GMP regulations. The Company has taken corrective action on the FDA's observations and has invited the FDA back for another inspection. The FDA has not yet re-inspected the Tucson facility.

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

Sales of the Company's products outside the United States are subject to foreign regulatory requirements that vary from country to country. Additional approvals from foreign regulatory authorities may be required, and there can be no assurance that the Company will be able to obtain foreign approvals on a timely basis or at all, or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Starting in mid 1998, the Company will be required to obtain certifications necessary to enable the "CE" mark to be affixed to the Company's products by mid 1998 to continue commercial sales in member countries of the European Union. The CE mark is an international symbol of quality and complies with applicable European medical device directives. The Company has obtained this CE certification. Failure to comply with foreign regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

Litigation. On July 9, 1997 and July 10, 1997 two securities class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, and the United States District Court for the Northern District of California against the Company, several of its current and former officers and directors, and its underwriters. The complaints are brought on behalf of all persons who purchased the Company's common stock between November 15, 1995 and July 11, 1996. The complaints allege that defendants made material false statements and omitted to disclose material information concerning the Company's actual and expected performance, causing the price of the Company's stock to be artificially inflated. The federal complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; the state complaint alleges claims under California's securities statutes. Neither complaint specifies the amount of damages sought. The Company and the other defendants deny all allegations of wrongdoing. On January 9, 1998, the court dismissed the state court complaint with leave to amend. On March 31, 1998, the court dismissed the federal complaint with leave to amend. On May 26, 1998, the state court dismissed plaintiff's first amended complaint with leave to amend. Plaintiffs have filed a first amended complaint in the federal action, and a second amended complaint in the state action. Defendants have filed motions to dismiss both of these complaints. There can be no assurance that the Company will prevail in this action or that the plaintiffs will not recover damages.

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

Market Risk Disclosure. Lumisys has an investment portfolio of fixed income that are classified as "available-for-sale securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Lumisys attempts to limit this exposure by investing primarily in short-term securities.

From time to time, Lumisys makes certain capital equipment or other purchases denominated in foreign currencies. As a result, Lumisys' cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. Lumisys attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

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

Certain software products currently installed at customer sites will require upgrade or other remediation to become year 2000 compliant. The Company believes that it is not legally responsible for costs incurred by its customers to achieve their year 2000 compliance. However, the Company is taking steps to identify affected customers, raise customer awareness related to noncompliance of the Company's older products, and assist the customer base to assess their risks. The Company may see increasing customer satisfaction costs related to these actions over the next few years. The potential impact on the Company's business, financial condition and results of operations is not known at this time.

Part 2 - OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation. On July 9, 1997 and July 10, 1997 two securities class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, and the United States District Court for the Northern District of California against the Company, several of its current and former officers and directors, and its underwriters. The complaints are brought on behalf of all persons who purchased the Company's common stock between November 15, 1995 and July 11, 1996. The complaints allege that defendants made material false statements and omitted to disclose material information concerning the Company's actual and expected performance, causing the price of the Company's stock to be artificially inflated. The federal complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; the state complaint alleges claims under California's securities statutes. Neither complaint specifies the amount of damages sought. The Company and the other defendants deny all allegations of wrongdoing. On January 9, 1998, the court dismissed the state court complaint with leave to amend. On March 31, 1998, the court dismissed the federal complaint with leave to amend. On May 26, 1998, the state court dismissed plaintiff's first amended complaint with leave to amend. Plaintiffs have filed a first amended complaint in the federal action, and a second amended complaint in the state action. Defendants have filed motions to dismiss both of these complaints. There can be no assurance that the Company will prevail in this action or that the plaintiffs will not recover damages.

On July 18, 1997, a third-party filed a complaint in Santa Clara Superior Court against the Company and one of its officers. The complaint contains causes of action for liable, defamation, negligent infliction of emotional distress and punitive damages. The Company and the other defendant vigorously deny all allegations of wrongdoing and intend to defend themselves aggressively.

Item 4.  Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Stockholders ("Annual Meeting") of the Company was held on June 9, 1998. The total number of shares of the Company's common stock, $.001 par value per share, outstanding as of April 20, 1998, the record date of the Annual Meeting, was 10,107,531. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. At the meeting the following proposals were voted upon by the stockholders as indicated below:

1.  To elect two directors to serve until the 2001 annual meeting.

              Directors              Voted For    Withheld
        -----------------------      ---------    --------
        Douglas G. DeVivo, Ph.D.     8,049,869     153,711
        Matthew D. Miller, Ph.D.     8,042,679     160,901

2.  To approve an amendment to the Company's 1995 Stock Option Plan.

                   Voted For    Voted Against    Abstained
                   ---------    -------------    ---------
                   7,535,105       648,585         19,890

3.  To approve the Company's 1995 Non-Employee Directors' Stock Option Plan.

                   Voted For    Voted Against    Abstained
                   ---------    -------------    ---------
                   7,533,709       636,037         33,834

4. To ratify the selection of Price Waterhouse LLP as independent accountants.

                   Voted For    Voted Against    Abstained
                   ---------    -------------    ---------
                   8,029,703       156,735         17,142

Item 5.  Other Information

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 Annual Meeting of Stock-holders must provide specified information to the Company betwee March 10, 1999 and April 9, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits furnished:

        Exhibit
        Number     Description of Document
     -----------   -----------------------
          27       Financial Data Schedule

b)  Reports on Form 8-K:  none.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 LUMISYS INCORPORATED

Dated:   August 14, 1998                   By: /s/ Douglas G. DeVivo
         ---------------                       ----------------------
                                               Douglas G. DeVivo
                                               Chief Executive Officer

         August 14, 1998                       /s/ Craig L. Klosterman
         ---------------                       -----------------------
                                               Craig L. Klosterman
                                               Chief Operating and Chief
                                               Financial Officer






17