Form 10-Q
period 1998-09-30
LUMISYS INC \DE\
filed 1998-11-16
CIK 1001289

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      or

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

As of November 9, 1998, 9,651,597 shares of the registrant's Common Stock, $.001 par value, were outstanding.



                            Lumisys Incorporated
                                    Index

                                                                      Page
Part I. FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Consolidated balance sheets at September 30, 1998
                   and December 31, 1997                                 3

                 Consolidated statements of income for the three
                   and nine months ended September 30, 1998 and 1997     4

                 Consolidated statements of cash flows for the nine
                   months ended September 30, 1998 and 1997              5

                 Notes to financial statements                       6 - 8

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations       8 - 18

Part II. OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                        19

SIGNATURES                                                               20




Part I  - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Lumisys Incorporated
                        Consolidated Balance Sheets
                                 (Unaudited)
                    (In thousands, except per share amounts)
                                                       Sept. 30,   Dec. 31,
                                                          1998       1997
                                                       ---------   --------
                                  ASSETS
Current assets:
 Cash and cash equivalents                              $ 5,697     $ 7,522
 Short-term investments                                  14,023      17,007
 Accounts receivable, net of allowances
  of $703 and $657                                        3,818       4,622
 Inventories                                              3,593       2,892
 Deferred tax assets                                      1,453       1,453
 Other current assets                                       290         316
                                                       ---------   --------
  Total current assets                                   28,874      33,812
Property and equipment, net                                 571         606
                                                       ---------   --------
                                                        $29,445     $34,418
                                                       =========   ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                       $ 1,163     $ 1,355
 Accrued expenses                                         2,077       2,967
 Merger and related costs                                   903       2,117
                                                       ---------   --------
  Total current liabilities                               4,143       6,439
                                                       ---------   --------

Note payable to related party                               142         130

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.001 par value; 5,000 shares
  authorized; no shares issued and outstanding              ---         ---
 Common stock, $0.001 par value; 25,000 shares
  authorized; 9,652 and 10,370 shares issued
  and outstanding                                            10          10
 Additional paid-in capital                              29,093      32,265
 Accumulated deficit                                     (3,935)     (4,407)
 Deferred compensation related to stock options              (8)        (19)
                                                       ---------   --------
  Total stockholders' equity                             25,160      27,849
                                                       ---------   --------
                                                        $29,445     $34,418
                                                       =========   ========
The accompanying notes are an integral part of these financial statements.

                            Lumisys Incorporated
                    Consolidated Statements of Income
                                 (Unaudited)
                    (In thousands, except per share amounts)

                             Three months ended     Nine months ended
                             -------------------   -------------------
                             Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                              1998        1997       1998       1997
                             ---------  ---------  ---------  ---------
Sales                         $ 5,756    $ 7,947    $17,651    $22,941
Cost of sales                   2,599      3,477      7,966     10,088
                             ---------  ---------  ---------  ---------
  Gross profit                  3,157      4,470      9,685     12,853
                             ---------  ---------  ---------  ---------
Operating expenses:
  Sales and marketing             999      1,095      2,592      3,471
  Research and development      1,361      1,615      4,545      4,939
  General and administrative      724      1,440      2,509      3,344
                             ---------  ---------  ---------  ---------
    Total operating expenses    3,084      4,150      9,646     11,754
                             ---------  ---------  ---------  ---------
Income from operations             73        320         39      1,099
Interest income                   213        271        731        835
                             ---------  ---------  ---------  ---------
Income before income taxes        286        591        770      1,934
Provision for income taxes        110        395        298      1,225
                             ---------  ---------  ---------  ---------
Net income                    $   176    $   196    $   472    $   709
                             =========  =========  =========  =========

Net income per share
  Basic                       $  0.02    $  0.02    $  0.05    $  0.07
                             =========  =========  =========  =========
  Diluted                     $  0.02    $  0.02    $  0.05    $  0.07
                             =========  =========  =========  =========

Weighted average shares
 used to compute net
 income per share
  Basic                         9,742     10,119     10,016     10,056
                            ==========  =========  =========  =========
  Diluted                       9,835     10,332     10,185     10,306
                            ==========  =========  =========  =========

The accompanying notes are an integral part of these financial statements.


                           Lumisys Incorporated
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (In thousands)

                                                     Nine months ended
                                                 -------------------------
                                                   Sept. 30,    Sept. 30,
                                                    1998         1997
                                                 -----------  -----------
Cash flows from operating activities:
 Net income	                                       $   472       $   711
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                         239           371
 Changes in assets and liabilities:
  Accounts receivable, net                             804        (1,036)
  Inventories                                         (701)         (464)
  Other assets                                          26           303
  Accounts payable                                    (192)          510
  Accrued expenses                                    (878)          973
  Merger and related costs                          (1,214)         (151)
                                                 -----------  -----------
Net cash provided (used) by operating activities    (1,444)        1,217
                                                 -----------  -----------
Cash flows from investing activities:
  Proceeds from sale of short-term investments       2,984           ---
  Purchases of property and equipment                 (193)         (408)
                                                 -----------  -----------
Net cash provided (used) in investing activities     2,791          (408)
                                                 -----------  -----------
Cash flows from financing activities:
  Sale (purchase) of common stock, net              (3,172)         (389)
  Payment on notes receivable from stockholders        ---           114
                                                 -----------  -----------
Net cash used by financing activities               (3,172)         (275)
                                                 -----------  -----------
Net increase (decrease) in cash and
 cash equivalents                                   (1,825)          534
Cash and cash equivalents at beginning of period     7,522        22,490
                                                 -----------  -----------
Cash and cash equivalents at end of period         $ 5,697       $23,024
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

The consolidated balance sheet as of September 30, 1998, and the consolidated statements of income for the three and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair statement of the results for these interim periods.

The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

Note 2 - Net Income Per Share

The Company adopted SFAS No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires the presentation of basic and diluted earnings per share for companies with potentially dilutive securities, such as options. All historical earnings per share information has been restated as required by SFAS 128.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants, convertible debt and preferred stock.

The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands):

                             Three months ended     Nine months ended
                             -------------------   -------------------
                              Sept. 30, Sept. 30,  Sept. 30,  Sept. 30,
                               1998      1997       1998       1997
                             ---------  ---------  ---------  ---------
Net income                     $  176    $  196     $  472     $  709
                             =========  =========  =========  =========

Weighted average shares
  outstanding - basic           9,742    10,119     10,016     10,056
Effect of dilutive securities:
   Stock options and warrants      93       213        169        250
                             ---------  ---------  ---------  ---------
Weighted average shares
  outstanding - diluted         9,835    10,332     10,185     10,306
                             =========  =========  =========  =========


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

Note 4 - Composition of Certain Financial Statement Amounts

                                                       Sept. 30,   Dec. 31,
                                                          1998       1997
                                                       ---------   --------
                                                            (In thousands)
              Inventories:
                Raw materials                           $ 2,746     $ 2,363
                Work-in-process                             970         586
                Finished goods                              975       1,093
                                                       ---------   --------
                                                          4,691       4,042
                Less:  inventory reserves                (1,098)     (1,150)
                                                       ---------   --------
                                                        $ 3,593     $ 2,892
                                                       =========   ========

              Accrued expenses:
                Payroll and related benefits            $   779     $ 1,122
                Warranty                                    464         465
                Accrued professional fees                     6         401
                Unearned revenue                            422         979
                Other                                       406         ---
                                                       ---------   --------
                                                        $ 2,077     $ 2,967
                                                       =========   ========

Note 5 - Revenue Recognition

In October, 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition", which the Company adopted for transactions January 1, 1998. In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4") "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses on multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the further guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the first nine months of 1998.

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

Overview

Lumisys develops, manufactures and markets a broad product line of laser-based very high resolution medical film digitizers, charge-coupled device-based ("CCD") film scanners and video digitizer products necessary for converting analog medical images into diagnostic quality digital formats.

Results of Operations

Total sales for the three months ended September 30, 1998 decreased 27.6% to $5.8 million from $7.9 million for the three months ended September 30, 1997. Total sales for the nine months ended September 30, 1998 decreased 23.1% to $17.7 million from $22.9 million for the nine months ended September 30, 1997. These decreases were primarily due to lower software sales in 1998 as a result of the Company's change in its software sales strategy. In November 1997, the Company decided to sell software products to OEM and VAR customers only, whereas previously the Company sold software to direct end-user customers as well. OEM and VAR sales have a substantially longer sales cycle compared to those for direct end-user customers; additionally, to date the Company has not been very successful in obtaining software sourcing agreements with OEMs.


Gross profit for the three months ended September 30, 1998 decreased 29.4% to $3.2 million from $4.5 million for the corresponding period of 1997. Gross margin decreased in the three month period ended September 30, 1998 to 54.8% from 56.2% in the same period of 1997. Gross profit for the nine months ended September 30, 1998 decreased 24.6% to $9.7 million from $12.9 million for the nine months ended September 30, 1997. Gross margin decreased in the nine month period to 54.9% from 56.0%, primarily due to lower software sales for the first three quarters of 1998 compared to the first three quarters of 1997.

Sales and marketing expenses decreased 8.8% in the three months ended September 30, 1998 to $999,000 from $1.1 million in 1997. As a percentage of sales, these expenses increased to 17.4% in 1998 from 13.8% in 1997. Sales and marketing expenses decreased 25.3% to $2.5 million for the nine months ended September 30, 1998 from $3.4 million for the same period of 1997. As a percentage of sales, these expenses decreased to 14.7% in the nine months ended September 30, 1998 from 15.1% in 1997. The decrease for the three and nine month periods was primarily due to the decrease in the Company's sales and marketing personnel as a result of the strategic change in software product sales.

Research and development expenses decreased 15.7% in the three months ended September 30, 1998 to $1.4 million from $1.6 million in the same quarter of 1997. The decrease is primarily due to lower software development costs and lower prototype material costs in 1998 compared to 1997. As a percentage of sales, research and development expenses increased to 23.6% in the three months ended September 30, 1998 from 20.3% in the same quarter of 1997 primarily as a result of lower sales offset in part by the decrease in absolute dollars. For the nine months ended September 30, 1998, research and development expenses decreased 8.0% to $4.5 million from $4.9 million for the nine months ended September 30, 1997. As a percentage of sales, research and development expenses increased to 25.7% in the nine months ended September 30, 1998 from 21.5% in 1997 due primarily to lower sales in 1998 compared to 1997.

General and administrative expenses decreased 49.7% in the three months ended September 30, 1998 to $724,000 from $1.4 million in the same quarter of 1997. As a percentage of sales, these expenses decreased to 12.6% from 18.1%. The decrease is primarily due to the decrease in the Company's accounting and administration personnel resulting from combining the digitizer and software groups' accounting functions. General and administrative expenses decreased 25.0% in the nine months ended September 30, 1998 to $2.5 million from $3.3 million in the same period of 1997. As a percentage of sales, general and administrative expenses decreased to 14.2% for the nine months ended September 30, 1998 from 14.6% in the nine month period ended September 30, 1997.

The Company recognized a provision for income taxes of $110,000 in the three months ended September 30, 1998 compared to a provision for income taxes of $395,000 in the same period of 1997. The Company recognized a provision for income taxes of $298,000 in the nine months ended September 30, 1998 compared to a provision for income taxes of $1.2 million in the same period of 1997. The Company has provided a partial valuation allowance against the balance of the deferred tax assets remaining as of September 30, 1998. The Company expects to continue to be subject to an effective tax rate of approximately 39% for the remainder of 1998.

Liquidity and Capital Resources

The Company financed its cash used in operating activities of $1.4 million primarily from the proceeds of the sale of short-term investments which contributed $3.0 million in the first three quarters of 1998. The use of cash in operating activities principally resulted from the payment of prior period accruals.

At September 30, 1998, the Company's working capital was $24.7 million. The Company had cash, cash equivalents and short-term investments of approximately $19.7 million at September 30, 1998 compared with $24.5 million of cash, cash equivalents and short-term investments at December 31, 1997. The decrease is primarily due to the purchase by the Company of 760,000 shares of its Common Stock.

The Company does not currently have any significant capital commitments and believes that existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

Year 2000

The rapid approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company is currently expending resources to review its products and services, as well as its internal use software in order to identify and modify those products, services and systems that are not Year 2000 compiant. The costs associated with this effort are not incremental to the Company, but represents a reallocation of existing resources. In addition, the Company believes any modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results.

The Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issue from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue on the operations of the Company. There can be no assurances that such a review will detect all potential failures of the Company's and/or third-party's computer systems. A significant failure of the Company's or a third-party's computer system could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address.

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

Uncertainty of Market Acceptance. The Company's success is dependent on market acceptance of its new and existing products. There can be no assurance that sales of new products will achieve significant market acceptance in the future. In addition, third party payers, such as governmental programs and private insurance plans, can indirectly affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement that they will provide for the taking, storing and interpretation of medical images. A decrease in the reimbursement amounts for radiological procedures may decrease the amount which physicians, clinics and hospitals are able to charge patients for such services. As a result, adoption of teleradiology and Picture Archiving and Communications Systems ("PACS") may slow as capital investment budgets are reduced, thereby significantly reducing the demand for the Company's products.

New Product Development in Hardware and Software Products; Uncertainty of Market Acceptance. The market for PACS and teleradiology software is uncertain. Current and future competitors are likely to introduce competing hardware and software, making it difficult to predict the rate at which the market will grow, if at all, or the rate at which new or increased competition will result in market saturation. If the market for such software fails to grow or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected. The Company expects that the sales cycle for PACS and teleradiology software and its new computed radiography ("CR") hardware through the OEM and System Integrator sales channels will be longer than that for its other existing hardware products. Accordingly, the Company's quarterly revenues and operating results may be subject to greater fluctuation as the Company begins to market and sell PACS and teleradiology software through these new channels. Additionally, the Company has limited experience in marketing, installing and supporting its software and CR hardware through these sales channels, and there can be no assurance that the Company can obtain the necessary resources to market, install and support its PACS and teleradiology software and CR hardware in an efficient, cost-effective and competitive manner. The failure of PACS and teleradiology software to achieve market acceptance for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

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

New Product Development; Rapid Technological Change; Risk in Delays of Product Development. The market for the Company's products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and to respond to evolving customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments by its competitors or to changes in customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. In the past, the Company has experienced delays in the development and introduction of new products and product enhancements, and there can be no assurance that the Company will not experience such delays in the future. In addition, new product introductions or enhancements by the Company's competitors or the use of other technologies that do not depend on film digitization could cause a decline in sales or loss of market acceptance of the Company's products. In particular, computed radiography ("CR") systems are currently available and have been sold for medical applications for over ten years with limited acceptance. In addition, several companies have announced developments leveraging the technology used in flat panel displays to produce high-resolution, two dimensional image sensor arrays that make it possible for x-ray images to be captured digitally without film or chemical processing. While this emerging technology, known as digital radiography ("DR"), is expensive, there can be no assurance that future advances in this technology or other technologies will not produce systems better positioned for the marketplace that will therefore reduce the digitizer market to the then installed base of imaging systems. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely or cost-effective basis, and such failure could have a material adverse effect on the Company's business and results of operations.

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

Competition in the CR market is well established and includes Fuji, Agfa and Kodak. Furthermore, other healthcare and non-healthcare equipment companies not presently offering competing products may enter the CR market. Increased competition could result in price reduction, reduced gross margins and loss of market share, any of which could materially adversely effect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company in the CR area. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

Competition in the machine vision and scientific markets for frame grabbers and software is well established and includes Matrox, Imaging Technologies and Integral Technologies. Many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company in the machine vision and scientific imaging areas. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

Proprietary Rights. The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights. The Company currently has no blocking patents covering its technology and it has not registered any of its trademarks. There can be no assurance that measures taken by the Company to protect its intellectual property will be adequate or that the Company's competitors will not independently develop systems and services that are substantially equivalent or superior to those of the Company. Substantial litigation regarding intellectual property rights exists in the industry, and the Company expects that its products may be increasingly subject to third-party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of systems overlap. Although the Company believes that its systems and applications do not infringe upon the proprietary rights of third-parties, there can be no assurance that third-parties will not assert infringement claims against the Company in the future, that the Company would prevail in any such dispute or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations.

Customer Concentration; Reliance on OEMs. Although no company currently represents more than 10% of the Company's revenues, a significant portion of the Company's net sales is derived from a small number of customers. Large customers also accounted for a significant portion of the Company's backlog at September 30, 1998. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations.

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

Government Regulation. The manufacturing and marketing of the Company's digitizer, CR product, video board and software products are subject to extensive government regulation in the United States and in other countries, and the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 1976, the date on which the Medical Device Amendments of 1976 were enacted, or to a device the FDA found to be substantially equivalent to a legally marketed pre-1976 device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Receipt of 510(k) clearance normally takes at least three months, but may take much longer and may require the submission of clinical safety and efficacy data to the FDA. All of the Company's laser-based film digitizers, the CCD-based film digitizer, CR product and software products that are commercially available have received 510(k) clearance. There can be no assurance that 510(k) clearance for any future product or any modification of an existing product will be granted, or that the process will not be unduly lengthy. In the future, the FDA may require manufacturers of certain medical devices to engage in a more thorough and time consuming approval process than the 510(k) process, which could have a material adverse effect on the Company's business and results of operations.

The Company is also required to register as a Class II medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ('CDHS'). As such, the Company may be inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's Good Manufacturing Practices ("GMP"), Quality Standards Regulations ("QSR") and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, reporting of product malfunctions and other matters. If the FDA believes that a company is not in compliance with federal regulatory requirements, it can institute proceedings to detain or seize products, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business and results of operations. The Sunnyvale facility of the Company was inspected by the CDHS and the FDA in 1996 and was found to be compliant with both the CDHS's and FDA's GMP regulations. In the second quarter of 1998 the Tucson facility of the Company was inspected by the FDA and was found to have some items not in compliance with the FDA's GMP regulations. The Company has taken corrective action on the FDA's observations and has invited the FDA back for another inspection. The FDA has not yet re-inspected the Tucson facility.

The Company also relies on 510(k) pre-market notification for its current internally developed products. Additionally, the Company relies on 510(k) clearance and the finding by the FDA of substantial equivalence for the Image Management System (now marketed as IA-2000) technology acquired from Star Technologies, Inc. in July 1997. The Company believes that its success depends upon commercial sales of new versions of its PACS and teleradiology software which may be subject to clearance or approval from the FDA and its foreign counterparts. There can be no assurance that a similar 510(k) clearance for any future product or enhancement of an existing product will be granted or that the process will not be lengthy. If the Company cannot establish that a product is "substantially equivalent" to certain legally marketed devices, the 510(k) clearance procedure may be unavailable and the Company may be required to utilize the longer and more expensive Pre-Market Approval ("PMA") process. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional data as a prerequisite to clearance or approval, could have a material adverse effect on the Company's business, financial condition and results of operations.

Sales of the Company's products outside the United States are subject to foreign regulatory requirements that vary from country to country. Additional approvals from foreign regulatory authorities may be required, and there can be no assurance that the Company will be able to obtain foreign approvals on a timely basis or at all, or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Starting in mid 1998, the Company has been required to obtain certifications necessary to enable the "CE" mark to be affixed to the Company's products to continue commercial sales in member countries of the European Union. The CE mark is an international symbol of quality and complies with applicable European information device equipment directives. The Company has obtained this CE certification. Failure to comply with foreign regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Market Risk Disclosure. Lumisys has an investment portfolio of fixed income securities that are classified as "available-for-sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Lumisys attempts to limit this exposure by investing primarily in short-term securities.

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

Part 2 - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  a) Exhibits furnished:

      Exhibit
      Number                 Description of Document
      -------            --------------------------------
        27               Financial Data Schedule

   b) Reports on Form 8-K:  none.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   LUMISYS INCORPORATED

Dated:  November 12, 1998                          By: /s/ Phillip Berman
                                                       ----------------------
                                                       Phillip Berman, M.D.
                                                       President and
                                                       Chief Executive Officer


        November 12, 1998                              /s/ Dean MacIntosh
                                                       ----------------------
                                                       Dean MacIntosh
                                                       Chief Financial Officer
                                                       And Vice President
                                                       of Finance






16