Form 10-K
period 1998-12-31
LUMISYS INC \DE\
filed 1999-04-01
CIK 1001289

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1998

/  /  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ______________to______________

                        Commission file Number 0-26832
                            Lumisys Incorporated
            (Exact name of registrant as specified in its charter)
Delaware                                                      77-0133232
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)                                   Number)
                         ______________________________

                                225 Humboldt Court
                               Sunnyvale, CA  94089
                                 (408)-733-6565
              (address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)
                         ______________________________

         Securities registered pursuant to Section 12(b) of the Act:
None

           Securities registered pursuant to  Section 12(g) of the Act:

                                 Title of Class
                          Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X /

As of March 12, 1999, there were issued and outstanding 9,579,390 shares of Common Stock; the aggregate market value of the shares of such stock held by nonaffiliates of the registrant was $24,110,505 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       Documents Incorporated By Reference
Portions of Lumisys Incorporated Proxy Statement for its Annual
Stockholders Meeting to be held on June 17, 1999 are incorporated by reference into Part III of this report.




PART I.

Item 1  Business

General

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and those discussed in other reports filed with the Securities and Exchange Commission.

Lumisys Incorporated ("Lumisys" or the "Company") designs, manufactures and markets computed radiography ("CR") systems that scan medical or industrial images from a reusable phosphor plate and a family of precision digitizers that convert medical images on film or video into digital format. Once in digital form, the medical images can be stored, transmitted, viewed, enhanced, manipulated and printed within a medical imaging network. The Company currently offers a comprehensive family of products for digitizing medical images under the Lumiscan label and video images under the Imascan label. These CR and film digitizers process images from all commercially available medical imaging modalities, including x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI"), ultrasound and nuclear medicine. The Company is the leading supplier of laser-based film digitizers, with sales of approximately 5,000 Lumiscan units since its first product was introduced in 1990. The Company also offers high quality board-level digitization and compression products for the capture of video images, which have applications in medical imaging as well as in scientific and industrial inspection and multimedia imaging.

In 1998, the Company introduced a CR system for use in the medical market. The medical CR system utilized many of the design features of the CR system the Company developed for use in the industrial inspection market in 1996. The CR system reads medical or industrial images from reusable phosphor plates, replacing the need for film and film processing. The Company's CR system is a low cost, small system and is particularly suited for low volume environments.

Lumisys intends to maintain and enhance its market leadership by leveraging its reputation for high quality, reliable and cost-effective products, broadening its product lines through internal product development, acquiring complementary businesses or technologies and penetrating new geographic markets. The Company sells its products primarily to original equipment manufacturers ("OEMs") and value added resellers ("VARs"), who then integrate the Company's products into teleradiology and Picture Archiving and Communication Systems ("PACS") and mini-PACS networks. Lumisys has established close working relationships with the leading suppliers of these systems including Access Radiology, Agfa, GE, Kodak and Philips.

In November 1997, Lumisys merged with CompuRAD, a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. CompuRAD pioneered the use of personal computer software in the point-to-point, on call teleradiology market, with the introduction of its PC Teleradiology product.

As part of a restructuring of the software group, the Company no longer sells through a direct sales force. The Company currently sells its software products exclusively to its existing OEM and VAR customers. In 1998, the Company began bundling digitizer software with its family of laser and Charge Coupled Device ("CCD") film digitizers and CR software with its new ACR-2000 product.

Industry Background

The use of medical images to diagnose and treat diseases and injuries has been an important medical tool since the invention of x-ray technology and the emergence of diagnostic radiology as a medical specialty. Today, radiologists review and interpret images from a variety of imaging modalities, including coventional, plain-film x-rays, CT, MRI, ultrasound and nuclear medicine. These modalities are used in a range of different applications requiring specialized equipment to produce images on film or video displays. Medical imaging has reduced the need for exploratory surgical procedures and has enabled clinicians to make faster and more precise diagnoses and prescribe more targeted courses of treatment. Medical imaging is used in all stages of the patient management cycle, from screening to diagnosis, treatment and post-treatment assessment.

The healthcare industry in the United States continues to change dramatically in response to the escalating costs associated with medical products and services. Continuing emphasis on lowering costs and optimizing resources has encouraged the healthcare industry to evolve toward managed regional healthcare systems. These changes in the healthcare industry are having a profound impact on the practice of radiology. In the past, radiologists were located in a medical facility close to the patient where they performed examinations and interacted face-to-face with the local clinician and the patient. As reimbursement for radiological interpretations have declined and utilization has increased, radiologists are under pressure to increase the number of interpretations and compete for business over much larger geographic areas. In addition, with the development of advanced medical imaging technologies, radiologists have been able to sub-specialize, becoming, for example, neuroradiologists, mammographers, orthopedic radiologists, angiographers or pediatric radiologists. The evolution toward managed regional healthcare systems and increasing radiologist specialization have resulted in a need to develop equipment and systems capable of transmitting medical and displaying images rapidly to and from remote locations.

Concurrent with these changes in radiology, the computing and telecommunications industries have experienced rapid growth and technological advancements. Today, high-quality medical images can be transmitted over broadband communications networks. Trends in the healthcare market to lower costs and optimize resources combined with the rapid growth of digital communications networks accelerated the acceptance of teleradiology, the practice of radiology from remote locations. In teleradiology, medical images at the point of care are digitized and transmitted to central locations for interpretation, bringing the patient's information to the radiologist faster and at significantly lower cost than the traditional method of transporting the patient from the point-of-care facility to the diagnostic facility.

In addition, the digitization and transmission of medical images has enabled the formation of large scale image storage and management networks known as PACS. PACS combine teleradiology, local area networks and medical information systems to facilitate (i) the management of medical images from various imaging modalities, (ii) the storage and retrieval of the images in large electronic archives, (iii) the manipulation and enhancement of such images for display at any time and at any workstation in the network and (iv) the integration of radiological information into existing patient management systems and hospital information systems. PACS, typically found in large regional hospitals and university research centers, minimize the risk of loss of the master image and reduce the overall costs of providing efficient radiology services. It is estimated that approximately 10% of all medical films are lost and an additional 10% to 15% are misplaced or misfiled, creating the need to take expensive duplicate images, delaying the delivery of quality medical care and resulting in increased medical costs.

Increased adoption of teleradiology, PACS and more recently mini-PACS has occurred among healthcare providers in response to pressures to create a more efficient healthcare delivery system in the United States, Canada, Western Europe, Japan and Australia. In addition, many countries in South America and Asia are focusing on providing better healthcare and are investing in CT, MRI and other modern imaging modalities. The Company believes that these countries present potential opportunities for the implementation of teleradiology systems and imaging networks.

Strategy

Lumisys is a leading suppler of CR systems and digitizers for medical film and video images and has established a reputation for delivering high-quality, reliable and cost-effective products. The Company intends to leverage this reputation by broadening its product line, exploiting new market opportunities and penetrating new geographic markets. The Company's strategy includes the following key elements:

Apply Core Technological Competencies to Develop New Products. Lumisys has developed expertise in electro-optics, image processing, circuit design, computing, software and communications for image digitization. The Company's strategy is to provide filmless medical imaging appliances, consisting of PC-based hardware with standards-based application-specific software in order to enhance its core product line and address emerging market needs. In 1998, the Company introduced a CR system for use in the medical market utilizing its core technical competencies.

Acquire Complementary Products and Technology. The Company intends to continue to identify and acquire complementary businesses, products and technologies that offer Lumisys the ability to introduce new products and services, add core technological competencies and leverage existing strengths to provide better solutions for its target markets. In 1997, the Company acquired CompuRAD to add core technical competencies in software development and to leverage its existing strong OEM and VAR relationships in the medical imaging market. The acquisition of CompuRAD allowed the development of application software for the CR system in 1998 that reduced the Company's reliance on OEMs and VARs to
provide the software component of the system.   In 1995, the Company
acquired X-Ray Scanner Corporation ("XRS") to accelerate its development of a lower cost CCD-based film digitizer line and acquired Imagraph Corporation ("Imagraph") to add core technical competencies in video image digitization and compression.

Exploit Market Opportunities Through Strong OEM Relationships. The Company has established strong relationships with the key suppliers of medical image management products and services. These relationships provide the Company with insight into emerging customer requirements, which allows the Company to position its current products and services appropriately and to allocate more effectively its product development resources. In addition, as OEM customers increasingly outsource parts and components for their systems, Lumisys intends to take advantage of its strong OEM relationships and its reputation for high-quality products to remain the supplier of choice with an expanding product line.

Penetrate New Geographic Markets. The Company believes that significant opportunities exist for international expansion, primarily in Canada, Western Europe, Latin America, Japan and Australia. The Company believes that these regions present potential opportunities for the implementation of teleradiology and mini-PACS systems. The Company intends to identify specific market dynamics in these foreign countries and design targeted products and systems for their medical imaging needs. The Company's development of a lower cost CCD-based film digitizer was the first step toward addressing some of the needs of these markets. The Company's CR product, which is much less expensive than other CR market offerings is also particularly well suited for the international market.

Products and Applications

The Company designs, manufactures and markets Desktop CR systems, laser and CCD X-ray film digitizers, video frame digitizers, and application software to enable health care organizations to capture, store, distribute and display medical images over LANs and WANs.

Computerized Radiography. Lumisys CR systems scan medical and industrial images from a reusable phosphor plate and digitizers enable the conversion of large format transparency medical films into digital format so that they may be networked into PACS and teleradiology systems. The scanned images and digitized film may be networked on a LAN or transmitted over telephone line, dedicated high-speed communication lines and may be compressed to reduce transmission time.

The Company introduced the Lumiscan 110 CR system in 1996. The CR system was designed specifically to capture information from storage phosphors rather than film. These digitizers are used for filmless radiography applications in the non-destructive test ("NDT") market. Inspection of pipes, valves, aircraft parts and other structural objects can be accomplished without the use of conventional silver halide emulsion radiographic films. In 1998 the Lumiscan 110 CR system was replaced by the ACR2000.

The ACR2000 is a medical grade CR system utilizing housings common with the light weight, tabletop x-ray film digitizers. The CR system incorporates much of the same technology and manufacturing techniques as the film digitizers. The ACR2000, however, digitizes images from re-usable storage phosphor plates in order to capture a x-ray image electronically instead of on film. The image is derived by reading the stored image on the phosphor plate with a laser light source. The ACR2000 is a mechanically simple system and is suited to low volume medical imaging environments such as emergency rooms, operating rooms, remote clinics and mobile applications. The ACR2000 is delivered to OEMs and System Integrators with application specific software running on Windows NT, or as a component reader.

Digitizer Products. The Lumiscan digitizer family consists of a full line of laser-based digitizers, incorporating lasers, precision optics, computer-controlled galvanometers and micropositioners, special purpose light detectors and analog as well as digital electronic circuitry. The Lumiscan digitizer product line also includes a CCD-based film digitizer that incorporates a proprietary light source and a high quality CCD detector. All Lumiscan systems, including the ACR2000 include sophisticated proprietary control software, input/output and driver software, and Windows NT application specific software.

The Lumiscan 50 and 75, introduced in 1993 and 1994, respectively, utilize a common housing and are light weight, tabletop units. The Lumiscan 75 is a table-top digitizer designed for diagnostic resolution in PACS, mini-PACS and teleradiology applications. The Lumiscan 50 is a lower resolution version of the Lumiscan 75 product that is used primarily in non-diagnostic applications. The Lumiscan 85 is very high resolution digitizer designed specifically to capture information from mammograms, pediatric x-rays and in non-destructive test applications. The Lumiscan 85 offers very high resolution allowing it to capture the wide dynamic range and requisite image information contained in these images, which are generally smaller and require a higher optical density to diagnose effectively. The Lumiscan 85 is also suitable for various Computer Assited Diagnosis applications in mammography and other specialties.

The Lumiscan 20, introduced in 1996, is a less expensive film digitizer designed for use in less exacting applications and environments, where price is a more important factor than resolution and dynamic range. The Lumiscan 20 is cost-competitive, but exhibits superior image quality over other CCD-based products offered by the Company's competitors.

All of the table-top film digitizer models may be purchased with a single sheet film feeder, an optional six sheet feeder or a multi-sheet film feeder. The multi-sheet film feeder, introduced in 1998 allows the tabletop models to offer the same increase in operator productivity that was previously only available on the Lumiscan 200.

The Lumiscan 100, 150 and 200 models utilize larger housings than the Lumiscan 50, 75 and 85. These models have been displaced by the smaller and less expensive tabletop models. The Lumiscan 100 was the Company's first product introduced in 1990. The Lumiscan 150 was introduced in 1992. The Lumiscan 200, introduced in 1991, was equipped with a film feeder capable of automatically digitizing up to 70 sheets of film which increased operator productivity in high-volume PACS environments.

Board Products. Lumisys develops, manufactures and markets high-quality, board-level digitization products for the capture of video images. These digital images can be reproduced on workstations and displays, transmitted over networks, recorded into archives and accurately reprinted. These products have applications in medical imaging as well as in scientific and industrial applications. They incorporate programmable gate-arrays, embedded signal processors, proprietary software and surface-mounted technology. Additionally, the Company's proprietary Auto-Sync software automatically adjusts to accommodate the wide variety of video signals to be digitized. This capability allows the Company's OEM and System Integrator customers to install these products without having to develop extensive video installation expertise or to acquire special test equipment.

The HI*DEF family of products are standard PC-compatible boards that digitize analog video images at up to 140 MHz sampling rates with continuous Auto-Sync locking circuitry to maintain image fidelity at optimum signal-to-noise ratios. This product family is primarily used to digitize gray-scale video from CT, MRI, ultrasound and nuclear medicine cameras in medical applications as well as from high-resolution video cameras used for industrial inspection and quality control applications.

The Imascan family of products are monochrome and color video frame grabbers with SVGA display capabilities on a single board. These PCI boards have applications in medical ultrasound imaging as well as graphic arts, desktop video and the teleconference markets.

The I-Series, are high accuracy, high performance image capture boards with advanced capabilities targeted at demanding applications for machine vision and scientific imaging. This family combines image precision, high throughput and competitive pricing for video capture boards.

Software Products. In 1998 the Company expanded its product line and capabilities with the purchase of the HLimage++ software product. HLimage++ is an object oriented software package targeted at the machine vision and scientific imaging industries. HLimage++ combines three software packages into one, featuring a graphical user interface based application, a point & click scripting environment, and a complete object-oriented programming interface. These three levels of functionality allow HLimage++ to address the needs of end users, systems integrators and OEMs in the machine vision and scientific imaging markets. Through the 1997 acquisition of CompuRAD, Lumisys expanded its product line to include software designed to enable healthcare organizations to capture, store, distribute and display medical images over LANs and WANs. The Company's products support on-call, off-site and in-hospital applications and run on DICOM networks. The product line includes capture products and workstation products. The capture products are bundled with and integrate the Company's film and CR digitizers into a PACS and teleradiology environment. The Company offers workstation software which enable PACS and teleradiology viewing on Windows NT and '95 PCs, ranging from commodity displays to multi-monitor 5 Megapixel displays. In addition, the Company offers software which integrates legacy and DICOM gamma cameras in Nuclear Medicine to PACS and teleradiology environments and viewing software which enables PACS and teleradiology viewing of specialized Nuclear Medicine images on Windows NT and '95 as well as a networking and communication server for the Nuclear Medicine environment.

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

For the years 1998, 1997 and 1996, the Company's research and development expenditures were approximately $5.8 million, $6.6 million and $5.5 million, respectively. These amounts represented 23.7%, 22.3% and 19.3% of total revenues in the respective periods. In 1998, research and development resources were used primarily for the continuing development of the CR reader for the medical market, the redesign of the Company's video capture boards and the design and development of new software and updates and enhancement of existing software. The software development program is focused on improving access to medical images and clinical information. Updates and enhancements of its existing software include efforts to improve connectivity, compression algorithms and user interface design.

 As of December 31, 1998, the Company had 40 employees engaged in research and development activities.

Sales and Marketing

The Company sells its CR and film digitizers primarily to OEM, VAR and System Integrator customers who integrate these products into teleradiology and PACS networks. The Company also sells its film digitizers to a few end users, primarily university and medical research groups. The Company's video image digitizers are sold to many of these same customers as well as to dealers, distributors and resellers for medical, multimedia, scientific and industrial applications. In 1997, the software division sold its software directly to end users through direct sales representatives. The Company discontinued its direct sales efforts in 1998 and sells only indirectly through OEMs, VARs and System Integrators.

The Company markets its products primarily through an internal sales organization. In addition, the Company exhibits its products at major trade shows and supports the OEMs, System Integrators, dealers, distributors and resellers with product literature and application notes for reference and distribution. The Company maintains a staff of fourteen sales and marketing personnel, with three individuals responsible for film digitizer products, three individuals responsible for CR digitizer products and eight individuals responsible for video image digitizers and related software. All of the sales personnel are supported by a technical support organization and the engineering staff is available to support the Company's customers when appropriate. The Company devotes a substantial portion of its marketing efforts to developing, monitoring and enhancing its relationships with existing customers and to identifying and cultivating new customers entering the market. The loss of one or more customers or a change in their buying pattern could have a material effect on the Company's business and results of operations.

The Company emphasizes customer service and support by developing quality products, encouraging customer feedback through extensive contacts with key OEM and System Integrators and providing customers with telephone support. The technical support staff conducts a CR and film digitizer service training course for OEM and System Integrators personnel on a regular basis, providing the Company's customers with the expertise needed to install and support the Company's products. The Company provides a limited one-year parts and factory repair warranty to its customers.

Manufacturing

The Company's manufacturing activities consist primarily of assembling and testing components and subassemblies acquired from qualified vendors as well as assembling, aligning, system testing and performing quality assurance inspection of the end product. The Company's CR and film digitizer facility operates under the FDA GMP and QSR guidelines and is a registered medical device manufacturer.

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

The Company's backlog at December 31, 1998 was approximately $3.3 million compared with $5.8 million at December 31, 1997. The Company includes in its backlog only orders for which a customer purchase order has been received and a delivery date within six months is anticipated.

Competition

Competition in the CR market is well established and includes Fuji, Agfa and Kodak. Furthermore, other healthcare and non-healthcare equipment companies not presently offering competing products may enter the CR market. The competitive factors are primarily price and product performance. Increased competition could result in price reduction, reduced gross margins and loss of market share, any of which could materially adversely effect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company in the CR area. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

Competition in the United States laser-based film digitizer market has not been significant. A new company, CLS entered the market in 1996 with a product similar to the laser-based film digitizers offered by Lumisys and in 1998, General Scanning introduced a laser-based film digitizer. To date, the Company is unaware of any sales made by CLS or General Scanning. In addition, several Japanese competitors such as Konica, Nishimoto Sangyo and Abe Sekkei offer competitive products on an international basis and may decide in the future to devote additional resources to marketing competitive products in the United States. The markets for medical film digitizers incorporating CCD's are highly competitive. Lumisys faces competition from companies such as Vidar Systems Inc., Canon Inc., Hell Linotype and Howtek in the CCD-based film digitizer market. There can be no assurance that Lumisys' competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features that render Lumisys' products less competitive or obsolete.

In addition, large companies, such as Kodak, Sterling, Fuji, GE, Siemens, Philips and Agfa, have the technical and financial ability to design and market CR and digitizer products competitive with Lumisys' products, and some of them have in the past produced and marketed such products. While many of these companies currently purchase products from Lumisys, Lumisys believes that it will be required to continue to improve the price and performance characteristics of its products to retain their business especially in view of the fact that these customers are not contractually required to purchase their digitizers exclusively or at all from Lumisys. All of these companies have significantly greater financial, marketing and manufacturing resources than Lumisys and would be significant competitors if they decided to enter this market.

The markets for medical and machine vision video image digitizers are also highly competitive. Competitors in the video digitizer market are Precision Digital Images Corp., Epix, Inc. and Matrox Electronic Systems Ltd.

Competition in the markets for PACS and teleradiology software products and services is intense and is expected to increase. The Company's software products support the Company's CR and film digitizers and do not generate significant income as stand-alone products. By bundling software with the CR and film digitizers the Company allows its OEM and VAR customers to utilize either the Company's software or at their discretion, their own or competing software. The principal providers of software in the PACS and teleradiology market are ISG, Applicare Medical Imaging B.V., Mitra Imaging Inc., and Access Radiology Corporation. The success of the Company's software does not have a direct impact on the Company's financial condition or results of operations but rather adds additional value to the Company's CR and digitizer products. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

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

As a result of the substantial investment required by an OEM or System Integrator to integrate capital equipment into a product line, or to integrate components and subsystems into a product design, the Company believes that once an OEM or System Integrator has selected certain capital equipment or certain components or subsystems from a particular vendor, the customer generally relies upon that vendor to provide equipment for the specific product line or product application and may seek to rely upon that vendor to meet other component or subsystem requirements. Accordingly, the Company may be at a competitive advantage or disadvantage with respect to a particular customer depending on whether that customer utilizes the Company's or a competitor's component or subsystem.

Patents and Intellectual Property

The Company believes that the success of its business depends more on the technical competence and creativity of its employees and successful business execution than on patents, trademarks and copyrights. Although the Company has obtained several patents it generally does not rely primarily on patent protection with respect to its products. As of January 31, 1999, the Company held or had a license to eleven United States patents, expiring between 2010 and 2014.

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

Government Regulation

The manufacturing and marketing of the Company's digitizer, video board and software products are subject to extensive government regulation in the United States and in other countries, and the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. All of the Company's laser-based film digitizers, the CCD-based film digitizer, the CR digitizer and software products that are commercially available have received marketing clearance from the FDA via a 510(k) filing.

International sales of the Company's products may be subject to regulation in various countries. The regulatory review process varies from country to country. In Europe, the Company is required to obtain certifications necessary to enable the "CE" mark to be affixed to software products sold commercially in member countries of the European Union. The CE mark is an international symbol of quality and complies with applicable European medical device directives. To date, the Company's revenue has not been adversely impacted by an inability to obtain domestic or foreign marketing clearances.

The Company is also required to register as a Class II medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"). As such, the Company may be inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's GMP, QSR and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, reporting of product malfunctions and other matters. The Company's software facility was inspected by the FDA in 1999 and was found to be compliant with the FDA's GMP regulations. The Company's believes its CR and film digitizer facility will be inspected by the FDA in 1999.

Risk Factors

Except for the historical information contained herein, the discussion in this Form 10-K for the year ended December 31, 1998 contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and those discussed in other documents filed by the Company with the Securities and Exchange Commission.

Significant Fluctuations in Operating Results. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company has experienced quarterly fluctuations in operating results caused by various factors, including the timing of orders by major customers, customer inventory levels, mergers and acquisitions by the Company's customers, shifts in product mix, the incurrence of acquisition-related costs by the Company and general conditions in the healthcare industry which have reduced capital equipment budgets and delayed or reduced the adoption of teleradiology, Picture Archiving and Communications Systems ("PACS") and mini-PACS and expects that these fluctuations will continue.

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

New Product Development in Hardware and Software Products; Uncertainty of Market Acceptance. The market for PACS and teleradiology software is uncertain. Current and future competitors are likely to introduce competing hardware and software, making it difficult to predict the rate at which the market will grow, if at all, or the rate at which new or increased competition will result in market saturation. If the market for such software and hardware fails to grow or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected. The Company expects that the sales cycle for PACS and teleradiology software and new computed radiography ("CR") hardware through the OEM and System Integrator sales channels will be longer than that for its other existing hardware products. Accordingly, the Company's quarterly revenues and operating results may be subject to greater fluctuation as the Company begins to market and sell PACS and teleradiology software and CR hardware through these new channels. Additionally, the Company has limited experience in marketing, installing and supporting its software and CR hardware through these sales channels, and there can be no assurance that the Company can obtain the necessary resources to market, install and support its PACS and teleradiology software and CR hardware in an efficient, cost-effective and competitive manner. The failure of PACS and teleradiology software to achieve market acceptance for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Long Sales Cycles. The OEM and System Integrator sales cycle for the Company's products is lengthy. The sales cycle of the Company's products is subject to delays associated with changes or the anticipation of changes in the regulatory environment affecting healthcare enterprises, changes in the customer's strategic system initiatives, competing information systems projects within the customer organization such as, but not limited to, the year 2000 compliance issues, consolidation in the healthcare industry in general, the highly sophisticated nature of the Company's software and competition in the PACS and teleradiology markets in general. The time required from initial contact to purchase order typically ranges from one to six months, and the time from purchase order to delivery and recognition of revenue typically ranges from one to six months. During the sales process, the Company expends substantial time, effort and funds preparing a contract proposal, demonstrating the software and negotiating the purchase order. For these and other reasons, the Company cannot predict when or if the sales process with a prospective customer will result in a purchase order.

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

Competition in the United States laser-based film digitizer market has not been significant. A new company, CLS entered the market in 1996 with a product similar to the laser-based film digitizers offered by Lumisys and in 1998, General Scanning introduced a laser-based film digitizer. To date, the Company is unaware of any sales made by CLS or General Scanning. In addition, several Japanese competitors such as Konica, Nishimoto Sangyo and Abe Sekkei offer competitive products on an international basis and may decide in the future to devote additional resources to marketing competitive products in the United States. The markets for medical film digitizers incorporating CCD's are highly competitive. Lumisys faces competition from companies such as Vidar Systems Inc., Canon Inc., Hell Linotype and Howtek in the CCD-based film digitizer market. There can be no assurance that Lumisys' competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features that render Lumisys' products less competitive or obsolete.

In addition, large companies, such as Kodak, Sterling, Fuji, GE, Siemens, Philips and Agfa, have the technical and financial ability to design and market CR and digitizer products competitive with Lumisys' products, and some of them have in the past produced and marketed such products. While many of these companies currently purchase products from Lumisys, Lumisys believes that it will be required to continue to improve the price and performance characteristics of its products to retain their business especially in view of the fact that these customers are not contractually required to purchase their digitizers exclusively or at all from Lumisys. All of these companies have significantly greater financial, marketing and manufacturing resources than Lumisys and would be significant competitors if they decided to enter this market.

The markets for medical video image digitizers are also highly competitive. Competitors in the video digitizer market are Precision Digital Images Corp., Epix, Inc. and Matrox Electronic Systems Ltd.

Competition in the markets for PACS and teleradiology software products and services is intense and is expected to increase. The Company's software products support the Company's CR and film digitizers and do not generate significant income as stand-alone products. By bundling software with the CR and film digitizers the Company allows its OEM and VAR customers to utilize either the Company's software or at their discretion, their own or competing software. The principal providers of software in the PACS and teleradiology market are ISG, Applicare Medical Imaging B.V., Mitra Imaging Inc., and Access Radiology Corporation. The success of the Company's software does not have a direct impact on the Company's financial condition or results of operations but rather adds additional value to the Company's CR and digitizer products. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

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

Customer Concentration; Reliance on OEMs. Although no company currently represents more than 10% of the Company's revenues, a significant portion of the Company's net sales is derived from a small number of customers. Large customers also accounted for a significant portion of the Company's backlog at December 31, 1998. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations.

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

Government Regulation. The manufacturing and marketing of the Company's digitizer, CR product, video board, and software products are subject to extensive government regulation in the United States and in other countries, and the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 1976, the date on which the Medical Device Amendments of 1976 were enacted, or to a device the FDA found to be substantially equivalent to a legally marketed pre-1976 device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Receipt of 510(k) clearance normally takes at least three months, but may take much longer and may require the submission of clinical safety and efficacy data to the FDA. All of the Company's laser-based film digitizers, the CCD-based film digitizer, CR product and software products that are commercially available have received 510(k) clearance. There can be no assurance that 510(k) clearance for any future product or any modification of an existing product will be granted, or that the process will not be unduly lengthy. In the future, the FDA may require manufacturers of certain medical devices to engage in a more thorough and time consuming approval process than the 510(k) process, which could have a material adverse effect on the Company's business and results of operations.

The Company is also required to register as a Class II medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"). As such, the Company may be inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's Good Manufacturing Practices ("GMP"), Quality Standard Regulations ("QSR") and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, reporting of product malfunctions and other matters. If the FDA believes that a company is not in compliance with federal regulatory requirements, it can institute proceedings to detain or seize products, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business and results of operations. The Sunnyvale facility of the Company was inspected by the CDHS and the FDA in 1996 and was found to be compliant with both the CDHS's and FDA's GMP regulations. In the second quarter of 1998 the Tucson facility of the Company was inspected by the FDA and was found to have some items not in compliance with the FDA's GMP regulations. The Company took corrective action on the FDA's observations and was re-inspected at the Tucson facility in the first quarter of 1999 and found to be in compliance with the FDA's GMP regulations.

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

Litigation. On July 9, 1997 and July 10, 1997 two securities class action lawsuits were filed, the first in the Superior Court of the State of California, County of Santa Clara, and the second in the United States District Court for the Northern District of California, against the Company, several of its current and former officers and directors, and its underwriters. The complaints are brought on behalf of all persons who purchased the Company's common stock between November 15, 1995 and July 11, 1996. The complaints allege that defendants made material false statements and omitted to disclose material information concerning the Company's actual and expected performance, causing the price of the Company's stock to be artificially inflated. The federal complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; the state complaint alleges claims under California's securities statutes. Neither complaint specifies the amount of damages sought. The Company and the other defendants deny all allegations of wrongdoing.

On January 9, 1998, the court dismissed the state court complaint with leave to amend. On May 26, 1998, the state court dismissed plaintiff's first amended complaint with leave to amend. On December 2, 1998, the state court granted in part and denied in part defendants' motion to dismiss plaintiff's second amended complaint. The court granted the motion as to seven of the individual defendants, and denied the motion as to the Company and two of the individual defendants. The Company and the two remaining individual defendants have filed an answer to the
second amended complaint.   There can be no assurance that the Company
will prevail in this action or that the plaintiffs will not recover damages.

With respect to the federal lawsuit, the court granted defendants' motion to dismiss plaintiff's complaint with leave to amend on March 31, 1998. Plaintiff filed an amended complaint and defendants have moved to dismiss the amended complaint. Discovery has been stayed in the federal case until the court rules on defendants' motion. There can be no assurance that the Company will prevail in this action or that the plaintiffs will not recover damages.

Third-Party Reimbursement. Third-party payers, such as governmental programs and private insurance plans, can indirectly affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement that they will provide for the taking, storing and interpretation of medical images. In recent years, healthcare costs have risen substantially, and third-party payers have come under increasing pressure to reduce such costs. In this regard, extensive studies undertaken by the Clinton Administration, even though not successfully translated into regulatory action, have stimulated widespread analysis and reaction in the private sector focused on healthcare cost reductions, which may involve reductions in reimbursement rates in radiology. A decrease in the reimbursement amounts for radiological procedures may decrease the amount which physicians, clinics and hospitals are able to charge patients for such services. As a result, adoption of teleradiology, PACS and mini-PACS may slow as capital investment budgets are reduced, and the demand for the Company's products could be significantly reduced.

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

Item 2.  Properties

The Company's principal facilities are located in Sunnyvale, California; Chelmsford, Massachusetts; and Tucson, Arizona. Corporate headquarters are located in the Sunnyvale facility, an approximately 25,000 square foot facility leased through December 2000. The Chelmsford facility, which houses the Imagraph subsidiary, is located in an approximately 20,000 square foot building leased through June 2002. The Tucson facility, which houses the software division, is located in an approximately 20,000 square foot building leased through September 2001. The Company believes that its existing facilities are adequate for its current needs but may require more space as its business expands.

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

On January 9, 1998, the court dismissed the state court complaint with leave to amend. On May 26, 1998, the state court dismissed plaintiff's first amended complaint with leave to amend. On December 2, 1998, the state court granted in part and denied in part defendants' motion to dismiss plaintiff's second amended complaint. The court granted the motion as to seven of the individual defendants, and denied the motion as to the Company and two of the individual defendants. The Company and the two remaining individual defendants have filed an answer to the
second amended complaint.   There can be no assurance that the Company
will prevail in this action or that the plaintiffs will not recover damages.

With respect to the federal lawsuit, the court granted defendants' motion to dismiss plaintiff's complaint with leave to amend on March 31, 1998. Plaintiff filed an amended complaint and defendants have moved to dismiss the amended complaint. Discovery has been stayed in the federal case until the court rules on defendants' motion. There can be no assurance that the Company will prevail in this action or that the plaintiffs will not recover damages.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

PART II.

Item 5.  Market For the Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Stock commenced trading on the Nasdaq National Market on November 15, 1995, under the symbol LUMI. As of March 12, 1999, there were approximately 194 shareholders of record.

The following table sets forth for the periods indicated, the high and low closing sale prices of the Company's Common Stock.
                                        High         Low
                                        ----         ---
      Fiscal 1998   Fourth Quarter     $ 4.81      $ 2.91
                    Third Quarter      $ 4.19      $ 2.88
                    Second Quarter     $ 5.44      $ 3.44
                    First Quarter      $ 5.75      $ 3.78
      Fiscal 1997   Fourth Quarter     $ 7.63      $ 4.19
                    Third Quarter      $ 8.25      $ 6.50
                    Second Quarter     $ 7.88      $ 5.88
                    First Quarter      $ 10.13     $ 6.88

Lumisys has never paid dividends on its Common Stock and does not anticipate paying cash dividends in the future.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.


                                      Year ended December 31,
                            -------------------------------------------
                              1998     1997    1996      1995    1994
                            -------  -------  -------  -------  -------
                               (in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales                       $24,546  $29,709  $28,686  $21,337  $10,131
Cost of sales                11,468   13,206   13,032   10,717    4,807
                            -------  -------  -------  -------  -------
  Gross profit               13,078   16,503   15,654   10,620    5,324
                            -------  -------  -------  -------  -------
Operating expenses:
 Sales and marketing          3,612    4,506    3,093    2,250    1,148
 Research and development     5,824    6,620    5,545    3,713    2,029
 General and administrative   3,457    4,459    3,518    2,389      859
 Merger and related costs       ---    4,159      ---      ---      ---
 Acquired in-process
  research and development      ---      ---      ---    1,442      ---
                            -------  -------  -------  -------  -------
  Total operating expenses   12,893   19,744   12,156    9,794    4,036
                            -------  -------  -------  -------  -------
Income (loss) from
 operations(1)                  185   (3,241)   3,498      826    1,288
Interest income, net            933    1,117      979      213       86
                            -------  -------  -------  -------  -------
Income (loss) before
 income taxes                 1,118   (2,124)   4,477    1,039    1,374
Provision (benefit) for
 income taxes                   436    1,225    1,662     (762)      95
                            -------  -------  -------  -------  -------
Net income (loss) (2)       $   682  $(3,349) $ 2,815  $ 1,801  $ 1,279
                            =======  =======  =======  =======  =======
Net income (loss) per
 share (2)(3):
  Basic                     $  0.07  $ (0.33) $  0.29  $  0.27  $  0.42
  Diluted                   $  0.07  $ (0.33) $  0.29  $  0.25  $  0.21
Weighted average shares
 used to compute net
 income (loss) per share (3):
  Basic                       9,913   10,080    9,598    6,714    3,011
  Diluted                    10,074   10,080    9,760    7,236    6,124

                                      December 31,
                            -------------------------------------------
                              1998     1997    1996      1995    1994
                            -------  -------  -------  -------  -------
                                            (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
  short-term investments    $17,658  $24,529  $22,490  $15,396  $ 3,641
Working capital              22,642   27,373   28,768   18,497    4,347
Total assets                 30,606   34,418   33,241   23,321    6,214
Long-term obligations           146      130      118      642      630
Mandatorily redeemable
 convertible preferred stock    ---      ---      ---      ---    9,730
Accumulated deficit          (3,725)  (4,407)  (1,058)  (3,873)  (5,674)
Stockholders' equity
 (deficit)                   25,168   27,849   29,706   18,518   (5,635)
--------------------------------
(1) In November 1997, the Company recorded a one-time charge of $4,159,000 related to the merger with CompuRAD and in March 1995, the Company recorded a one-time charge of $1,442,000 related to acquired in-process research and development.
(2) Excludes accretion of mandatorily redeemable convertible preferred stock in 1994.
(3) See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating net income (loss) per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lumisys designs, manufactures and markets an integrated suite of hardware and software products for digitizing, networking, archiving, routing and displaying medical images in a PACS, mini-PACS and teleradiology environment. The Company offers CR digitizers, laser and CCD x-ray film digitizers, video frame digitizers, and software to enable health care organizations to capture, store, distribute and display medical images over LANs and WANs.

In November 1998, the Company purchased a software product, HLimage ++, to support the Company's video frame digitizers in the machine vision and scientific markets. In November 1997, the Company merged with CompuRAD to add core technical competencies in software development, in a transaction accounted for as a pooling-of-interests. The Company recorded an aggregate charge of $4.2 million for merger and related costs.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involved risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Business" and especially -Risk Factors, and those discussed in the other documents filed by the Company with the Securities and Exchange Commission.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of sales:

                                     Year ended December 31,
                                     -----------------------
                                      1998     1997     1996
                                     -----    -----    -----
Sales                                100.0%   100.0%   100.0%
Cost of sales                         46.7     44.5     45.4
                                     -----    -----    -----
    Gross profit                      53.3     55.5     54.6
                                     -----    -----    -----
Operating expenses:
  Sales and marketing                 14.7     15.2     10.8
Research and development              23.7     22.3     19.3
General and administrative            14.1     15.0     12.3
Merger and related costs               ---     14.0      ---
                                     -----    -----    -----
    Total operating expenses          52.5     66.5     42.4
                                     -----    -----    -----
Income (loss) from operations          0.8    (11.0)    12.2
Interest income, net                   3.8      3.8      3.4
                                     -----    -----    -----
Income (loss) before income taxes      4.6     (7.2)    15.6
Provision for income taxes             1.8      4.1      5.8
                                     -----    -----    -----
Net income (loss)                      2.8%   (11.3)%    9.8%
                                     =====    =====    =====

Fiscal 1998 Compared with Fiscal 1997

Sales. Sales decreased 17.4% in 1998 to $24.5 million from $29.7 million in 1997. The decrease was due to the continued softening of the domestic digitizer business, the consolidation among domestic OEM customers and lower software sales as compared to 1997. This was partially offset by an increase in international digitizer sales. In the fourth quarter 1998, the Company began shipping a computed radiography ("CR") system for the medical market, the ACR-2000. No customers accounted for more than 10% of the Company's sales in either 1998 or 1997. The Company typically does not obtain long-term volume purchase contracts from its customers, and a substantial portion of the Company's backlog is scheduled for delivery within 90 days or less. Customers may cancel orders and change volume levels or delivery times without penalty. Sales and operating results therefore depend on the volume and timing of the backlog as well as bookings received during the period. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall.

Gross profit. Gross profit decreased 20.8% in 1998 to $13.1 million from $16.5 million in 1997. Gross margin decreased to 53.3% from 55.5% primarily due to increased manufacturing overhead costs related to the introduction of the ACR-2000 and lower software sales which have a higher gross profit than hardware sales.

Sales and marketing. Sales and marketing expenses decreased in 1998 to $3.6 million from $4.5 million in 1997, primarily due to the restructuring of the sales and marketing force following the acquisition of CompuRAD. The Company has changed the software product strategy from targeting both direct end-user customers as well as VAR and OEM customers to focus on supplying software components to OEMs and system integrators only. As a percentage of sales, these expenses decreased to 14.7% in 1998 from 15.2% in 1997.

Research and development. Research and development expenses decreased in 1998 to $5.8 million from $6.6 million in 1997, primarily due to restructuring following the acquisition of CompuRad. In addition, the ACR-2000 project was completed and transferred to manufacturing. As a percentage of sales, research and development expenses remained fairly consistent, increasing slightly to 23.7% in 1998 from 22.3% in 1997. The Company expects its research and development expenditures to decrease as a percent of revenue since the initial CR and video film digitizer development efforts are near completion and follow-on development efforts will be less expensive than the initial development projects. The development of a new product will require additional research and development resources and therefore the research and development expenses will increase when the next new product is identified.

General and administrative. General and administrative expenses decreased in 1998 to $3.5 million from $4.5 million in 1997. As a percentage of sales, these expenses decreased to 14.1% in 1998 from 15.0% in 1997. The decrease was primarily due to restructuring following the acquisition of CompuRad.

Provision (benefit) for income taxes. The Company recorded a total provision for income taxes of $436,000 and $1.2 million in 1998 and 1997, respectively. At December 31, 1998, the Company had net operating loss carryforwards available to reduce income taxes for federal and state income tax purposes of approximately $3.3 million and $1.3 million, respectively; such carryforwards expire through 2017 but are substantially limited per year. See the Notes to Consolidated Financial Statements. The Company expects to be subject to an effective tax rate of approximately 39% in 1999, absent changes in any applicable statutory tax rate.

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

Sales and marketing. Sales and marketing expenses increased in 1997 to $4.5 million from $3.1 million in 1996, primarily due to increased compensation associated with a larger sales force for the software products and greater marketing and advertising expenses. As a percentage of sales, these expenses increased to 15.2% in 1997 from 10.8% in 1996.

Research and development. Research and development expenses increased in 1997 to $6.6 million from $5.5 million in 1996, primarily due to increased engineering projects. As a percentage of sales, research and development expenses increased to 22.3% in 1997 from 19.3% in 1996. This increase is due to the increases in engineering expenses as a result of increased software development.

General and administrative. General and administrative expenses increased in 1997 to $4.6 million from $3.5 million in 1996. As a percentage of sales, these expenses increased to 15.0% in 1997 from 12.3% in 1996. The increase was primarily due to the on-going costs associated with increased personnel, legal and other professional service expenses associated with CompuRAD's first full year as a public company.

Provision (benefit) for income taxes. The Company recorded a current provision for income taxes of $1.2 million in 1997. In 1996, the Company recorded a current provision for income taxes of $2.0 million, which was partially offset by a deferred benefit of $315,000, resulting in a net provision of $1.7 million for the year. The recognition of deferred tax assets was based on the Company's assessment that it is more likely than not that this portion of the deferred tax assets will be realized. The Company has provided a partial valuation allowance against the balance of the deferred tax assets.

Liquidity and Capital Resources

The Company has financed its operations activities primarily from net cash provided by operations. In 1998, one-time payments for expenses related to the acquisition of CompuRad resulted in a reduction in cash reserves of $1.0 million compared to positive cash operating results of $900,000 in 1997 and $500,00 in 1996. The Company had cash expenditures of $2.0 million related to the purchase of a software product, HLImage ++ in 1998. In 1998 and 1997, the Company executed a stock repurchase plan resulting in cash expenditures of $3.6 million and $600,000 in 1998 and 1997, respectively, for the purchase of its stock. In addition, the Company has raised $300,000, $1.9 million and $7.2 million, in 1998, 1997, and 1996, respectively, upon the issuance of Common Stock, including an initial public offering completed by CompuRAD on August 28, 1996 which raised $5.1 million, net of underwriting discounts and expenses.

At December 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $17.7 million and working capital of approximately $22.6 million. The Company believes that its existing cash, cash equivalents, short-term investments and funds to be generated by operations will satisfy the Company's cash flow requirements through at least 1999. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, the Company may be required to sell additional equity or debt securities or obtain bank or other credit facilities. There can be no assurance that the Company will be able to sell such securities or obtain such credit facilities on acceptable terms in the future, if at all. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders.

Impact of the Year 2000

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

Costs to address the Company's Year 2000 Issues. Although the company will continue to prioritize resources to address Year 2000 issues, those resources are allocated within the normal software development and infrastructure and facilities improvement processes of the Company. Subsequently, no complete estimate of the expected total cost of this effort can be made at this time. The costs related to Y2K have been immaterial to date.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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



Item 8.  Financial Statements and Supplementary Data

The Company's consolidated financial statements required by this item are set forth below.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:                              Page

    Report of Independent Accountants                            23

    Consolidated Balance Sheets at December 31, 1998 and 1997    24

    Consolidated Statements of Operations for the three
     years ended December 31, 1998                               25

    Consolidated Statements of Stockholders' Equity for
     the three years ended December 31, 1998                     26

    Consolidated Statements of Cash Flows for the
     three years ended December 31, 1998                         27

    Notes to Consolidated Financial Statements                   28

Financial Statement Schedule for the three years ended December 31, 1998:

    Schedule II - Valuation and Qualifying Accounts              40

All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information is shown either in the financial statements or the notes thereto.



                   Report of Independent Accountants

To the Board of Directors and Stockholders of Lumisys Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lumisys Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

San Jose, California
January 28, 1999



                            LUMISYS  INCORPORATED

                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                        December 31,
                                                      -----------------
                                                       1998      1997
                                                      -------   -------

                                    ASSETS
Current assets:
  Cash and cash equivalents                           $10,651   $ 7,522
  Short-term investments                                7,007    17,007
  Accounts receivable, net of allowances
    of $717 and $657                                    4,206     4,622
  Inventories                                           4,046     2,892
  Deferred tax assets                                   1,453     1,453
  Purchased software, net                                 571       316
                                                      -------   -------
    Total current assets                               27,934    33,812
Property and equipment, net                               753       606
Purchased software, net                                 1,919       ---
                                                      -------   -------
                                                      $30,606   $34,418
                                                      =======   =======
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 1,601   $ 1,355
  Accrued expenses                                      2,791     2,967
  Merger and related costs                                900     2,117
                                                      -------   -------
    Total current liabilities                           5,292     6,439
                                                      -------   -------

Note payable to related party                             146       130
                                                      -------   -------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000 shares
   authorized; no shares issued and outstanding           ---       ---
  Common stock, $0.001 par value; 25,000 shares
   authorized; 9,597 and 10,370 shares issued and
   outstanding, respectively                               10        10
  Additional paid-in capital                           28,887    32,265
  Accumulated deficit                                  (3,725)   (4,407)
  Deferred compensation                                    (4)      (19)
                                                      -------   -------
    Total stockholders' equity                         25,168    27,849
                                                      -------   -------
                                                      $30,606   $34,418
                                                      =======   =======
The accompanying notes are an integral part of these financial statements.


                              LUMISYS  INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)


                                     Year ended December 31,
                                    -------------------------
                                      1998     1997     1996
                                    -------  -------  -------

Sales                               $24,546  $29,709  $28,686
Cost of sales                        11,468   13,206   13,032
                                    -------  -------  -------
    Gross profit                     13,078   16,503   15,654
                                    -------  -------  -------
Operating expenses:
  Sales and marketing                 3,612    4,506    3,093
  Research and development            5,824    6,620    5,545
  General and administrative          3,457    4,459    3,518
  Merger and related costs              ---    4,159      ---
                                    -------  -------  -------
    Total operating expenses         12,893   19,744   12,156
                                    -------  -------  -------
Income (loss) from operations           185   (3,241)   3,498
Interest income, net                    933    1,117      979
                                    -------  -------  -------
Income (loss) before income taxes     1,118   (2,124)   4,477
Provision for income taxes              436    1,225    1,662
                                    -------  -------  -------
Net income (loss)                   $   682  $(3,349) $ 2,815
                                    =======  =======  =======
Net income (loss) per share:
   Basic                            $  0.07  $ (0.33) $  0.29
                                    =======  =======  =======
   Diluted                          $  0.07  $ (0.33) $  0.29
                                    =======  =======  =======

Weighted average shares used to
  compute net income (loss)
  per share:
   Basic	                          9,913   10,080    9,598
                                    =======  =======  =======
   Diluted                           10,074   10,080    9,760
                                    =======  =======  =======
The accompanying notes are an integral part of these financial statements.



                            LUMISYS  INCORPORATED

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in thousands)

                                                 Notes                 Total
	            Common Stock Additional           Receivable  Deferred    Stock-
	            ------------- Paid-in  Accumulated   From     Compens-   holders'
	            Shares Amount Capital    Deficit  Stockholders  ation     Equity
             ------ ------ -------   ------- ------------ ------------ -------
Balance at
 December 31,
 1995         8,269 $    8  $22,820 $(3,873)  $   (297)      $ (140)  $18,518
 Exercise of
  stock options 547      1      188     ---        ---          ---       189
 Tax benefit for
  disqualified
  depositions and
  exercise of
  non-qualified
  stock option  ---    ---    1,026     ---        ---          ---     1,026
 Interest on notes
  receivable from
  stockholders  ---    ---      ---     ---         (8)         ---        (8)
 Payments on notes
  receivable from
  stockholders  ---    ---      ---     ---        191          ---       191
 Issuance of
  Common stock
  under employee
  stock purchase
  plan           28    ---      177     ---        ---          ---       177
 Shares canceled
  in connection
  with acquisition
  of XRS         (4)   ---      (16)    ---        ---          ---       (16)
 Proceeds of initial
  public offering
  of CompuRAD 1,067      1    5,966     ---        ---          ---     5,967
 Conversion of
  Debt into
  common stock   87    ---      541     ---        ---          ---       541
 Other          ---    ---      200     ---        ---          106       306
 Net income     ---    ---      ---   2,815        ---          ---     2,815
              ------ ------ ------- ------- ------------ ------------ -------
Balance at
 December 31,
 1996         9,994     10   30,902  (1,058)      (114)         (34)   29,706
 Exercise of
  Stock options 346    ---      145     ---        ---	       ---       145
 Tax benefit for
  disqualified
  depositions and
  exercise of
  non-qualified
  stock option  ---    ---    1,080     ---        ---          ---     1,080
 Payments on notes
  receivable from
  stockholders  ---    ---      ---     ---        114          ---       114
 Issuance of
  Common stock
  in connection
  with purchase of
  Star Techno-
  logies, Inc.   93    ---      588     ---        ---          ---       588
 Buy back of
  common stock  (90)   ---     (563)    ---        ---          ---      (563)
 Issuance of
  common stock
  under employee
  stock purchase
  plan           27    ---      113     ---        ---          ---       113
 Other          ---    ---      ---     ---        ---           15        15
 Net loss       ---    ---      ---  (3,349)       ---          ---    (3,349)
              ------ ------ ------- ------- ------------ ------------ -------
Balance at
 December 31,
 1997        10,370     10   32,265  (4,407)       ---          (19)   27,849
 Exercise of stock
  Options       116    ---      110     ---        ---          ---       110
 Buy back of
  common stock (928)   ---   (3,634)    ---        ---          ---    (3,634)
 Issuance of
  common stock
  under employee
  stock purchase
  plan           39    ---      146     ---        ---          ---       146
 Other          ---    ---      ---     ---        ---           15        15
 Net income     ---    ---      ---     682        ---          ---       682
              ------ ------ ------- ------- ------------ ------------ -------
Balance at
 December 31,
 1998         9,597  $  10  $28,887 $(3,725)  $    ---       $   (4)  $25,168
              ====== ====== ======= ======= ============ ============ =======

The accompanying notes are an integral part of these financial statements.

                           LUMISYS  INCORPORATED

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                 Year ended December 31,
                                                ------------------------
                                                 1998     1997     1996
                                                -------  -------  ------
Cash flows from operating activities:
  Net income (loss)                            $  682  $(3,349) $ 2,815
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                 410      244      250
    Non-cash merger costs                         ---      360      ---
    Provision for doubtful accounts                60      281      127
    Provision for obsolete inventories            (59)     215      102
    Deferred income taxes                         ---      (24)    (315)
    Amortization of deferred compensation          15       15      404
     Changes in assets and liabilities:
     Accounts receivable                          356     (533)  (2,196)
     Inventories                               (1,095)     260     (137)
     Other current assets                        (255)     213     (230)
     Other assets                                 ---      173      227
     Accounts payable                             246      226     (722)
     Merger and related costs                  (1,217)   2,117      ---
     Accrued expenses and other                  (160)     691      186
                                              -------  -------  -------
Net cash provided by (used in)
 operating activities                          (1,017)     889      511
                                              -------  -------  -------
Cash flows from investing activities:
  Sales (purchases) of short-term
   investments, net                            10,000  (17,007)   3,934
  Purchases of property and equipment            (476)    (327)    (853)
  Purchase of software                         (2,000)     ---      ---
                                              -------  -------  -------
Net cash provided by (used in) investing
 activities                                     7,524  (17,334)   3,081
                                              -------  -------  -------
Cash flows from financing activities:
  Proceeds from sale of common stock              256    1,926    7,245
  Purchase of treasury stock                   (3,634)    (563)     ---
  Payment on notes receivable from stockholders   ---      114      191
  Proceeds from note payable                      ---      ---      250
  Principal payments on note payable              ---      ---     (250)
                                              -------  -------  -------
Net cash provided by (used in) financing
 Activities                                    (3,378)   1,477    7,436
                                              -------  -------  -------
Net increase (decrease) in cash
 and cash equivalents                           3,129  (14,968)  11,028
Cash and cash equivalents at beginning of
 Period                                         7,522   22,490   11,462
                                              -------  -------  -------
Cash and cash equivalents at end of period    $10,651  $ 7,522  $22,490
                                              =======  =======  =======


Supplemental disclosures of cash flow information:
  Cash paid for income taxes                  $    90  $   912  $   951
Supplemental schedule of noncash investing and financing activities:
  Common stock issued for purchase of Star Tech.  ---      588      ---

The accompanying notes are an integral part of these financial statements.


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lumisys Incorporated ("Lumisys" or the "Company") designs, manufactures and markets computed radiography ("CR") systems that scan medical or industrial images from a reusable phosphor plate and a family of precision digitizers that convert medical images on film or video into digital format. Once in digital form, the medical images can be stored, transmitted, viewed, enhanced, manipulated and printed within a medical imaging network. The Company currently offers a comprehensive family of products for digitizing medical images under the Lumiscan label and video images under the Imascan label. These CR and film digitizers process images from all commercially available medical imaging modalities, including x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI"), ultrasound and nuclear medicine. In November 1998, the Company purchased a software product, HLImage++, to support the Company's video digitizers in the machine vision and scientific market.

On November 25, 1997, the Company merged with CompuRAD, Inc.
("CompuRAD"). Such merger was accounted for as a pooling-of-interests (see Note 3). Accordingly, the consolidated historical financial statements for all periods prior to the merger combine the financial results of Lumisys and CompuRAD.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

The Company has categorized its short-term investments as available-for-sale. Unrealized gains or losses are recorded directly in stockholders' equity and have been insignificant for all periods presented. As of December 31, 1998 and 1997, short-term investments consisted of marketable debt securities and its carrying value approximated cost.

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

The Company capitalizes purchased software for resale and performs an ongoing assessment of the recoverability of these costs which requires considerable judgement by management with respect to certain external factors, including but not limited to, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. For the year ended December 31, 1998, the Company purchased $2.0 million in software. The purchased software is being amortized over a four year period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company limits the amount of cash invested with any one financial institution. The Company's trade accounts receivable are derived primarily from sales in the United States, Europe and the Far East. The Company's credit policy is to require prepayment of 50% of the purchase order prior to shipment on domestic sales and prepayment of 100% or a letter of credit on foreign sales. Prepayments are generally made less than one week prior to shipment. The Company's prepayment policy has not resulted in significant unearned revenue balances at the reported balance sheet dates. The Company performs ongoing credit evaluations of its customers' financial condition and may modify its sales terms in certain circumstances based on these reviews. The Company maintains reserves for potential credit losses. Such losses have been insignificant for all periods presented.

In each of the years ended December 31, 1998, 1997 and 1996, no customers represented more than 10% of total sales of the Company.

Net Income (Loss) Per Share

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

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands):

                                               Year ended December 31,
                                              -------------------------
                                               1998     1997     1996
                                              -------  -------  -------

Net income (loss)                              $  682  $(3,349) $ 2,815
                                               ======  =======  =======
Weighted average shares outstanding - basic     9,913   10,080    9,598

Effect of dilutive securities:
    Potential common stock,
     stock options and warrants                   161      ---      162
                                              -------  -------  -------
Weighted average shares outstanding - diluted  10,074   10,080    9,760
                                               ======  =======  =======

In 1998 and 1996, respectively, 291,000 and 0 shares of potential Common Stock are considered anti-dilutive and are excluded from the calculation of dilutive net income (loss) per share. Due to the net loss in 1997, all potential Common Stock outstanding is considered anti-dilutive and is excluded from the calculation of dilutive net income (loss) per share.

Comprehensive Income

Effective January 1, 1998, the Company has adopted the disclosure requirements of SFAS No. 130, "Reporting Comprehensive
Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as unrealized gains or losses on available-for-sale short-term investments. The Company's unrealized gains and losses on available-for-sale short-term investments have been insignificant for all periods presented.

Segment Reporting

Effective January 1, 1998, the Company has adopted the disclosure requirements of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See Note 4.

Recent Accounting Pronouncement

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. It also provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the company's consolidated financial statements for the fiscal year ending December 31, 1999.

NOTE 2 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT AMOUNTS

                                                        December 31,
                                                      -----------------
                                                       1998      1997
                                                      -------   -------
                                                        (in thousands)
         Inventories:
            Raw materials                             $ 3,649   $ 2,363
            Work-in-process                             1,031       586
            Finished goods                                457     1,093
                                                      -------   -------
                                                        5,137     4,042
            Less:  inventory reserves                  (1,091)   (1,150)

                                                      -------   -------
                                                      $ 4,046   $ 2,892
                                                      =======   =======

         Property and equipment:
            Machinery and equipment                   $ 1,846   $ 1,485
            Furniture and fixture                         178        64
            Leasehold improvements                         45        45
                                                      -------   -------
                                                        2,069     1,594
            Less:  accumulated depreciation
                   and amortization                    (1,316)     (988)

                                                      -------   -------
                                                      $   753   $   606
                                                      =======   =======

         Accrued expenses:
            Payroll and related benefits              $ 1,066   $ 1,122
            Warranty                                      468       465
            Accrued professional fees                     129       401
            Unearned revenue                              599       979
            Income taxes                                  354       ---
            Other                                         175       ---
                                                      -------   -------
                                                      $ 2,791   $ 2,967
                                                      =======   =======

NOTE 3 - MERGER

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

In connection with the merger, the Company recorded merger and related costs in 1997 totaling $4.2 million. Included in this charge were provisions for merger transaction costs of $1.5 million, asset write-downs of $1.3 million, employee severance and termination benefits of $400,000, costs to combine and integrate operations of $800,000 and other merger related costs of $200,000. Of the $2.9 million in merger and related costs which were accrued at the time of the merger, approximately $2.0 million has been incurred at December 31, 1998.

Revenues and net income (loss) for the separate companies through the date of acquisition included in the Company's consolidated statements of operations are as follows (in thousands):

                                                    Year ended
                                  Period ended      December 31,
                               November 25, 1997       1996
                               -----------------    -----------
   Revenues:
     Lumisys Incorporated           $23,927           $23,022
     CompuRAD Inc.                    6,886             6,914
     Intercompany eliminations       (1,104)           (1,250)
                                    -------           -------
       Total                        $29,709           $28,686
                                    =======           =======

   Net income (loss):
     Lumisys Incorporated           $ 3,785           $ 3,439
     CompuRAD Inc.                   (2,975)             (624)
     Merger and related costs        (4,159)              ---
                                    -------           -------
       Total                        $(3,349)          $ 2,815
                                    =======           =======


NOTE 4- SEGMENT INFORMATION

The Company organizes its business into two reportable segments: the Lumisys Sunnyvale/Tucson ("Sunnyvale") division and the Imagraph division ("Imagraph"). Sunnyvale manufactures and markets an integrated suite of hardware and software products for digitizing medical images. Imagraph manufactures and markets a full line of precision frame-grabber boards and a software package for machine vision and scientific applications.

The segments' accounting policies are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income or loss before income taxes. Wholesale prices are used to report intersegment sales. Sunnyvale's total assets include the initial investment in Imagraph and amounts receivable from Imagraph, which are eliminated in consolidation.

The Company's reportable business segments are strategic business units that offer different products. Each segment is managed separately because they require different technologies and market to distinct classes of customers.

                                                 Elimination
                             Sunnyvale Imagraph of intercompany    Total
                             --------- -------- ---------------    -----
1996
   Revenues                   $23,226  $ 5,460         ---       $28,686
   Income (loss) before taxes $ 4,645  $  (168)        ---       $ 4,477
   Total assets               $33,750  $ 2,159     $(2,668)      $33,241
1997
   Revenues                   $23,614  $ 6,220     $  (125)      $29,709
   Income (loss) before taxes $(2,331) $   207         ---       $(2,124)
   Total assets               $34,421  $ 2,620     $(2,623)      $34,418
1998
   Revenues                   $19,381  $ 5,383     $  (218)      $24,546
   Income (loss) before taxes $ 1,464  $  (346)        ---       $ 1,118
   Total assets               $30,716  $ 5,001     $(5,111)      $30,606

Sales to international customers, primarily located in Europe, represented, 17%, 12% and 9% of total sales in 1998, 1997 and 1996, respectively. All transactions are denominated in U.S. dollars.

NOTE 5 - STOCKHOLDER'S EQUITY

Accounting for Stock Issued to Employees

The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Stock Plans

The Company maintains five stock option plans summarized below. Effective March 12 1998, the Company offered non-officer employees holding outstanding options the opportunity to exchange each option share for one option share priced at $4.16, the closing price on that date. All other terms remained unchanged. As a result of the offer, 285,636 options were exchanged which are included in the 1998 grant information and the table below.

The 1987 Stock Option Plan

The 1987 Stock Option Plan (the "1987 Plan") provides for the issuance of Common Stock and granting of options for Common Stock to employees, officers, directors and consultants of the Company. From inception of the 1987 Plan through 1995, the Company reserved 1,375,000 shares of Common Stock for issuance under the Plan. The 1987 Plan provides for the grant of incentive stock options and nonstatutory stock options (designated "Supplemental Stock"). Incentive stock options are available for employees, officers and employee directors and are granted at exercise prices which are not less than 100% of fair market value on the date of the grant. Supplemental Stock is available for employees, officers, consultants and directors and is granted at exercise prices not less than 85% of fair market value on the date of grant. All options are to have a term not greater than ten years from the date of grant. The Board or its delegate shall determine the number of shares for which an option can be granted. Options granted generally vest 25% after one year and then ratably at 6.25% per quarter over a three year period. In September 1995, the Board of Directors determined that no additional options would be granted under the 1987 Plan.

The 1995 Stock Option Plan

In September 1995, the Board of Directors adopted the 1995 Stock Option Plan (the "1995 Plan") under which an aggregate of 900,000 shares of Common Stock have been reserved for issuance upon exercise of options granted to employees, officers, employee directors and consultants of the Company.

The 1995 Plan provides for the grant of both incentive stock options and nonstatutory stock options (designated "Supplemental Stock"). The maximum term of options granted under the 1995 Plan is ten years. The exercise price of incentive stock options granted under the 1995 Plan must equal at least the fair value of the Company's Common Stock on the date of grant. The exercise price of Supplemental Stock options under the Plan must equal at least 85% of the fair market value of the Company's Common Stock on the date of grant. The exercise price of options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant and the terms of these options cannot exceed five years. The Board or its delegate shall determine the number of shares for which an option can be granted. Options granted under the 1995 Plan will generally vest 25% after one year and then ratably at 6.25% per quarter over a three year period. The 1995 Plan will terminate in September 2005, unless terminated earlier by the Board. In each of the years 1998, 1997 and 1996 the Board granted options for 714,650, 42,550 and 153,225 shares of Common Stock, respectively.

1995 Non-Employee Directors Stock Option Plan

In August 1995, the Board adopted the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan") and amended it in March 1998, which provided for the automatic grant of options to purchase shares of Common Stock to non-employee directors of the Company. The Directors Plan will be administered by the Board.

The maximum number of shares of Common Stock that may be issued pursuant to options granted under the Directors Plan is 262,500. Pursuant to the terms of the Directors Plan, each person who is elected as a director of the Company or a compensated Chairman of the Board (a "Non-Employee Director") will automatically be granted an option to purchase 50,000 shares of Common Stock on the date of his or her election to the Board. On the date of adoption of the Directors Plan, each person who was then a Non-Employee Director of the Company and who had not received within the one-year period prior to adoption of the Directors Plan either an option grant or other right to purchase shares of Common Stock, was granted an option to purchase 50,000 shares of Common Stock under the Directors Plan. Thereafter, each Non-Employee Director will automatically be granted an option to purchase an additional 50,000 shares of Common Stock under the Directors Plan on the date any and all previous options or stock purchases by such person either under the Directors Plan or otherwise become fully vested. Options granted under the Directors Plan will vest 25% after one year and then ratably at 6.25% per quarter thereafter over a three year period.

No options granted under the Directors Plan may be exercised later than ten years from the date of grant. The exercise price of options under the Directors Plan must be equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan are generally nontransferable. The Directors Plan will terminate August 2005 unless terminated earlier by the Board. In 1998 and 1997, options were granted under the plan for 212,892 and 56,250 shares of Common Stock, respectively. No options were granted in 1996.

The CompuRAD Plans

In November 1997, in connection with the acquisition of CompuRAD, the Company assumed the stock option plans of CompuRAD. The options for shares outstanding were converted to options to purchase 379,017 shares of Common Stock of the Company. CompuRAD had a non-qualified stock option plan under which options for 69,600 shares of common stock were granted in 1996. In July 1996, the Board of Directors of CompuRAD adopted the 1996 Stock Plan ("the 1996 Plan"), reserving 371,200 shares for issuance thereunder. Under the 1996 Plan, options for 322,429 shares of common stock were granted in 1997. No additional options will be granted under the CompuRAD plans.

The 1998 Non-Officer Stock Option Plan

In March 1998, the Board adopted the 1998 Non-Officer Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the grant of nonstatutory stock options to non-officer employees and consultants of the Company. 550,000 share have been reserved for issuance under the 1998 Plan. The maximum term of options granted under the 1998 Plan is ten years. The exercise price of incentive stock options granted under the 1998 Plan must equal at least 85% of the fair market value of the Company's Common Stock on the date of grant. The Board or its delegate shall determine the number of shares for which an option can be granted. Options granted under the 1998 Plan will generally vest 25% after one year and then ratably at 6.25% per quarter over a three year period. Under the 1998 Plan, options for 567,019 shares were granted in 1998.

A summary of the Company's stock option activity is presented below (in thousands, except per share amounts):

                                          Year Ended December 31,
                                   -----------------------------------
                                   1998           1997            1996
                                   ----           ----            ----
                                 Weighted       Weighted        Weighted
                                  Average        Average         Average
                                 Exercise       Exercise        Exercise
                              Shares Price   Shares Price   Shares Price
                              ------ ------  ------ -----   ------ -----
Outstanding beginning of period  784 $ 5.21    835  $3.07    1,163 $1.64
Granted                        1,780   3.97    402   6.38      223  6.61
Exercised                       (116)  0.92   (312)  0.26     (409) 0.44
Canceled                        (566)  5.79   (141)  2.36     (142) 4.50
                              ------  ------  -----  -----  ------  ----
Outstanding at period end      1,882   4.13    784   5.21      835  3.07
                              ======  ======  =====  =====  ======  ====
Options vested at period end     574   4.08    291   3.86      303  1.22
                              ======  ======  =====  =====  ======  ====
Weighted average grant date fair
  value of such options granted
  during the year                    $ 4.00         $4.82          $5.09


The following table summarizes information about fixed stock options outstanding at December 31, 1998 (in thousands, except per share amounts):

                    Options Outstanding               Options Vested
                -------------------------------  -----------------------
                                          Weighted-
                Number  Weighted-Average  Average            Weighted-
   Range of      Out-         Remaining   Exercise Number    Average
Exercise Prices standing  Contractual Life  Price  Vested Exercise Price
--------------- -------- ---------------- -------- ------ --------------
$0.60 to $3.25     301       8.13 years    $ 2.37    104      $ 0.77
 3.88 to  3.88     786       9.20            3.88    210        3.88
 4.00 to  4.31     529       9.02            4.23    131        4.16
 4.50 to  9.88     266       8.00            6.63    129        6.98
                 --------                           ------
                  1,882       8.81         $ 4.12    574      $ 4.08
                 ========                           ======

Employee Stock Purchase Plan

In September 1995, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 150,000 shares of Common Stock for issuance to eligible employees. The Purchase Plan permits eligible employees to purchase Common Stock through periodic payroll deductions of up to 10% of their annual compensation. Each offering period will have a duration of 12 months and shares of Common Stock will be purchased for each participant at semi-annual intervals during each offering period. The price at which the Common Stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair value on the commencement date of each offering period or the semi-annual purchase date. As of December 31, 1998, 91,157 shares had been issued under the Purchase Plan.

Pro Forma Information

Pro forma information regarding net income and net (loss) per share is required by FASB 123 and has been determined as if the Company had accounted for options granted under its stock option plans, including the Purchase Plan under the fair value method of FASB 123. The fair value of each option is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 66.0%, 66.0% and 57.8%, risk-free interest rates of 5.20%, 6.27% and 6.01%; and expected lives of 4, 6 and 3 years for non-officer/director and 4, 5, and 5 years for officers and directors.

The fair value of the employees' purchase rights under the Purchase Plan was estimated using the Black-Scholes option-valuation model with the following assumptions for 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; an expected life of 1 year for all years; expected volatility of 66%, 66% and 59%; and risk-free interest rates of 5.20%, 5.66% and 5.52%. The weighted-average fair value of purchase rights granted was $3.44, $3.95, and $2.74 per share for 1998, 1997, and 1996, respectively.


                                                 Year ended December 31,
                                               -------------------------
                                                1998     1997     1996
                                               -------  -------  -------

Net income (loss)
                                 As reported   $  682   $(3,349)  $2,815
                                 Pro forma     $ (750)  $(3,966)  $2,573

Net income (loss) per share - basic
                                 As reported   $ 0.07   $ (0.33)  $ 0.29
                                 Pro forma     $(0.08)  $ (0.39)  $ 0.27

Net income (loss) per share - diluted
                                 As reported   $ 0.07   $ (0.33)  $ 0.29
                                 Pro forma     $(0.08)  $ (0.39)  $ 0.26

Warrant

Warrants for the purchase of 92,800 shares of Common Stock were outstanding at December 31 1998, with exercise prices of $7.20 per share. These warrants are currently exercisable, will terminate in August 2001, and may be exercised on a net basis.

Shares reserved

The Company has reserved shares of Common Stock for potential future issuance consisting of (i). 92,800 issuable upon exercise of warrants; and (ii). 2,071,345 issuable upon exercise of options under the employee stock option plans, the Director plan or the Purchase Plan.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                           Year ended December 31,
                                          -------------------------
                                           1998     1997     1996
                                          -------  -------  -------
               Current:
                 Federal                   $ 338    $1,016   $1,619
                 State                        98       233      358
                                          -------  -------  -------
                                             436     1,249    1,977
                                          -------  -------  -------
              Deferred:
                Federal                      ---       (24)    (365)
                State                        ---       ---       50
                                          -------  -------  -------
                                             ---       (24)    (315)
                                          -------  -------  -------
			                                        $ 436    $1,225   $1,662
                                          =======  =======  =======

The provision (benefit) reconciles to the amount computed by multiplying income (loss) before tax by the U.S. statutory rate (34%) as follows (in thousands):

                                           Year ended December 31,
                                          -------------------------
                                           1998     1997     1996
                                          -------  -------  -------
Provision (benefit) at statutory rate       $376    $ (722)  $1,522
Decrease in valuation allowance              ---       ---      (62)
CompuRAD pre-acquisition net operating
 Loss carryforward for 1997                  ---     1,190      ---
State taxes, net of federal benefit           65      (127)     269
Nondeductible acquisition costs              ---       860      ---
Nondeductible S corporation loss             ---       ---      (66)
Other                                         (5)       24       (1)
                                          -------  -------  -------
                                            $436    $1,225  $ 1,662
                                          =======  =======  =======


Deferred tax assets consist of the following (in thousands):

                                                     December 31,
                                                ----------------------
                                                   1998        1997
                                                ----------  ----------
     Net operating loss carryforwards             $1,174       $1,248
     Tax credit carryforwards                        310           98
     Nondeductible accruals                          906        2,017
     Depreciation and amortization                    56          136
                                                --------      -------
                                                   2,446        3,499
     Deferred tax assets valuation allowance        (993)      (2,046)
                                                --------      -------
     Net deferred tax assets                      $1,453       $1,453
                                                ========      =======

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

At December 31, 1998, the Company had net operating loss carry-forwards, as the result of the acquisition of Imagraph and the merger with CompuRAD, available to reduce income taxes for federal and state income tax purposes of approximately $3.3 million and $1.3 million, respectively; such carry-forwards expire through 2017. As a result of an ownership change and consolidated return rules, the annual utilization of such carryforwards is limited.

NOTE 7 - RELATED PARTY TRANSACTIONS

During 1995, the Company made a loan totaling $125,000 to an employee of the Company. The loan bears interest at 7.96% per annum and is payable at a rate of $25,000 plus accrued interest annually commencing March 1, 1996. In addition, the Company has entered into a non-competition agreement with the same employee at a rate of $25,000 per year over a five year period commencing March 1, 1995. In 1998, the employee was terminated. The terms of the note and non-competition agreement remain the same.

In November 1998, the Company loaned an officer and director of the Company $100,000, secured by common stock of the Company. The loan bears interest at the rate of 4.47% per annum. Principal and accrued interest are due and payable November 1999. If employment is terminated, the principal and accrued interest are payable immediately after such termination.

The	Company's president was, and certain of the Company's stockholders are, stockholders of Arizona State Radiology ("ASR"). Certain technology was transferred to CompuRAD at its inception by ASR. The terms and amount to be paid to ASR for such technology were subject to negotiations between the parties, which were finalized in July 1996.
The final settlement, which is reflected in the accompanying consolidated financial statements as if it had occurred on January 1, 1993, called for CompuRAD to pay ASR a settlement consisting of common stock, a note payable, and a deferred payment of $541,676 due either in cash or stock. The technology was valued at $610,000, based on the value of consideration given, and was amortized over a three-year period beginning January 1, 1993. The technology is fully amortized in the accompanying consolidated balance sheets. CompuRAD issued 86,749 and 32,226 shares of stock to ASR in November 1996 and September 1997 in full settlement of the deferred payment. The note payable consists of a $250,000 unsecured, non-interest bearing note which is payable on December 31, 2002. Original issue discount has been recorded to establish the effective interest rate of the note to 14% per annum.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under noncancelable operating leases which expire at various dates through June 30, 2002. Future minimum lease commitments are as follows (in thousands):

                             Year ending
                             December 31,
                            --------------
                                 1999         $  843
                                 2000            841
                                 2001            550
                                 2002            155
                                             -------
                                              $2,389
                                             =======

Total rent expense was approximately $872,000, $608,000 and $485,000 for 1998, 1997 and 1996, respectively.

Legal Proceedings

On July 9, 1997 and July 10, 1997, two class action complaints were filed, the first in the Superior Court of the State of California, County of Santa Clara, and the second in the U.S. District Court for the Northern District of California, respectively, against the Company, several of its current and former officers and directors, and its underwriters. The complaints are brought on behalf of all persons who purchased the Company's Common Stock during the putative class period, November 15, 1995 to July 11, 1996. The complaints allege that, during the class period, defendants made material misstatements and omitted to disclose material information concerning the Company's actual and expected performance and results, causing the price of the Company's Common Stock to be artificially inflated. The federal complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 promulgated thereunder; the state complaint alleges claims under California state law. Neither the federal nor the state complaint specifies the amount of damages sought. The Company and the other defendants vigorously deny all allegations of wrongdoing and intend to defend themselves aggressively. On January 9, 1998, the Santa Clara Superior Court dismissed the State complaint in part with prejudice and in part with leave to amend. Plaintiff has filed an amended complaint in State court and on March 23, 1998, defendants filed a demurer to the amended complaint. On March 6, 1998, the federal court dismissed the federal complaint with leave to amend. There can be no assurance that the Company will prevail in these actions or that the plaintiffs will not recover damages.

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


Schedule II:  Valuation and Qualifying Accounts

                               Balance at                     Balance at
                               Beginning                          end
                                of year  Additions  Deductions   of year
                               --------- ---------  ---------- ---------
Year ended December 31, 1996:
  Allowance for doubtful accounts $ 249    $ 130       $  (3)     $  376
  Inventory reserves              $  833   $ 434       $(332)     $  935
Year ended December 31, 1997:
  Allowance for doubtful accounts $  376   $ 580       $(299)     $  657
  Inventory reserves              $  935   $ 228       $ (13)     $1,150
Year ended December 31, 1998:
  Allowance for doubtful accounts $  657   $  60       $ ---      $  717
  Inventory reserves              $1,150   $ 136       $(195)     $1,091


Item 9.  Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure
None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a) The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement related to the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end ( the "1999 Proxy Statement").

(b) The executive officers of the Company and their ages as of February 28, 1998 are as follows:

     Name        Age                Position
---------------  ---    ------------------------------------------
Phillip Berman    45     Chief Executive Officer and Director
Dean MacIntosh    40     Vice President and Chief Financial Officer
John M. Burgess   56     Vice President, Sales
Mark Mariotti     36     Vice President, General Manager, Imagraph
Duncan Moffat     38     Vice President, Operations


Phillip Berman, M.D., has served as a member of the Company's Board of Directors and President since joining the Company in November 1997 as a result of the acquisition of CompuRAD. In August 1998, Dr. Berman was appointed Chief Executive Officer. Dr. Berman founded CompuRAD and served as Chairman, President and Chief Executive Officer of CompuRAD since 1992. After practicing medicine in New York, Dr. Berman founded Arizona State Radiology, P.C., a radiology practice in Tucson, Arizona in 1988. Dr. Berman served as President of ASR until 1995 and as Chairman of Radiology of St. Mary's Hospital in Tucson through 1992.

Dean MacIntosh was appointed as Lumisys' Chief Financial Officer in August 1998. Ms. MacIntosh has served as Vice President, Finance since February, 1997, and joined Lumisys as Controller in August 1995. From 1987 to 1995, Ms. MacIntosh worked at SSE Telecom, Inc., a satellite communications company where she last held the position of Vice President, Administration and Corporate Controller.

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

Duncan Moffat joined the Company as Vice President of Operations in July 1998. From 1995 to 1998, Mr. Moffat served as Director of Manufacturing for Lucas Decco, an industrial computer manufacturer. From 1993 to 1995, Mr. Moffat served as a Project Manager for Lucas Control Systems.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the information under the caption "Compensation of Executive Officers" in the Company's 1999 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information under the caption "Certain Transactions" in the Company's 1999 Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(1)  Financial Statements - See Item 8 of this report
(2)  Financial Statement Schedules - See Item 8 of this report
(3)  Index to Exhibits
Exhibit
Number     Description of Document
-------   --------------------------
  2.2 Form of Agreement and Plan of Merger and Reorganization dated as of September 28, 1997, among Lumisys Incorporated, SAC Acquisition Corporation and CompuRAD, Inc. (3)
  3.1     Amended and Restated Certificate of Incorporation of Lumisys
          Delaware (2)
  3.2 Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 17, 1995 (2)
  3.3     Bylaws of Lumisys Delaware (1)
  3.4     Certificate of Amendment to Amended and Restated Certificate
          of Incorporation of Lumisys Delaware, filed with the Delaware Secretary of State on October 26, 1995 (1)
  4.1     Reference is made to Exhibits 3.1 through 3.3
  4.2     Specimen stock certificate (1)
 10.1 Form of Indemnity Agreement entered into between the Company and its directors and officers (1)
*10.2     The Company's 1987 Stock Option Plan (the "1987 Plan") (1)
*10.3     Form of Incentive Stock Option under the 1987 Plan (1)
*10.4     Form of Supplemental Stock Option under the 1987 Plan (1)
*10.5     Form of Early Exercise Agreement under the 1987 Plan (1)
*10.6     The Company's 1995 Stock Option Plan (the "1995 Plan") (1)
*10.7     Form of Incentive Stock Option under the 1995 Plan (1)
*10.8     Form of Supplemental Stock Option under the 1995 Plan (1)
*10.9     Form of Early Exercise Agreement under the 1995 Plan (1)
*10.10    The Company's 1995 Employee Stock Purchase Plan (1)
*10.11    The Company's 1995 Non-Employee Directors' Stock Option Plan
          (1)
 10.12 Stock Purchase Agreement dated as of March 31, 1995 among the Company, Imagraph Corporation and Microfield Graphics, Inc.(1)
 10.13    The Company's Amended and Restated Information and
          Registration Rights Agreement dated as of April 26, 1991, as amended (1)
 10.14 Registration Rights Granted to Nicholas K. Sheridon, dated December 15, 1987 between the Company and Nicholas K. Sheridon
          (1)
 10.15 Lease, dated January 1, 1993 between Teachers Realty Corporation and Imagraph Corporation (1)
 10.16 Industrial Real Estate Lease, dated October 12, 1995, by and between the Company and APT-Cabot California, Inc. (1)
 21.1     Subsidiaries of the Company
 23.1     Consent of PricewaterhouseCoopers LLP
 27.0     Financial data schedule
---------------------------------------------------
(1) Incorporated by reference to the exhibit bearing the same number in the Company's Form S-1 Registration Statement declared effective
November 14, 1995 (File No. 33-97230).
(2) Incorporated by reference to the exhibit bearing the same number in the Company's Form 10-K for the year ended December 31, 1995.
(3) Incorporated by reference to the exhibit bearing the same number in the Company's Form 8-K filed on October 6, 1997 (File No. 033-97230).
*  Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K filed in the fourth quarter of 1998
     None.
(d)  Financial statement schedules - The response to this portion of
Item 14 is submitted in item 8 of this report.


                              Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Sunnyvale, California on March 30, 1998:

                                         LUMISYS INCORPORATED


Dated:  March 30, 1999                   By/s/ Phillip Berman
                                           -----------------------
                                           Phillip Berman, M.D.
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                   Date


/s/ Phillip Berman       Chief Executive Officer          March 30, 1999
-----------------------   and Director
Phillip Berman, M.D.

/s/Bala S. Manian        Chairman of the Board            March 30, 1999
-----------------------   of Directors
Bala S. Manian, Ph.D

/s/ Dean MacIntosh       Vice President and Chief         March 30, 1999
-----------------------   Officer (Principal Financial
Dean MacIntosh	        and Accounting  Officer)

/s/ Douglas DeVivo       Director                         March 30, 1999
-----------------------
Douglas G. DeVivo, Ph.D.

/s/ C. Richard Kramlich  Director                         March 30, 1999
-----------------------
C. Richard Kramlich

/s/ David Lapan          Director                         March 30, 1999
-----------------------
David Lapan, M.D.

/s/ Craig Klosterman     Director                         March 30, 1999
-----------------------
Craig L. Klosterman

/s/ Austin Vanchieri     Director                         March 30, 1999
-----------------------
Austin E. Vanchieri


EXHIBIT 21.1
SUBSIDIARIES OF THE COMPANY

LUMISYS, INCORPORATED
12/31/98

        NAME                        STATE OF INCORPORATION
X-RAY SCANNER CORPORATION                CALIFORNIA
COMPURAD, INC.                            DELAWARE
IMAGRAPH CORPORATION                       OREGON




EXHIBIT 23.1  Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-30117, 333-42199, 33-80253, 333-73019 and
333-73017) of Lumisys Incoporated of our report dated January 22, 1999 appearing on Page 23 of this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP


San Jose, California
March 30, 1999