Form 10-Q
period 1999-03-31
LUMISYS INC \DE\
filed 1999-05-17
CIK 1001289

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

                                    or

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

As of May 7, 1999, 9,509,894 shares of the registrant's Common Stock, $.001 par value, were outstanding.










                             Lumisys Incorporated
                                     Index

                                                                        Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets at March 31, 1999
          and December 31, 1998                                            3

         Condensed Consolidated Statements of Income for the Three
          Months Ended March 31, 1999 and 1998                             4

         Condensed Consolidated Statements of Cash Flow for the Three
          Months Ended March 31, 1999 and 1998                             5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       16

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                17


































Part I  - FINANCIAL INFORMATION

Item 1. Financial Statements
                             Lumisys Incorporated
                   Condensed Consolidated Balance Sheets
                                 (Unaudited)
                               (In thousands)
                                                       March 31,  December 31,
                                                          1999       1998
                                                       --------- ----------

                                      ASSETS
Current assets:
  Cash and cash equivalents                            $ 13,598    $ 10,651
  Short-term investments                                  3,001       7,007
  Accounts receivable, net of allowances
   of $682 and $717                                       4,718       4,206
  Inventories                                             4,599       4,046
  Deferred tax assets                                     1,453       1,453
  Other current assets                                      561         571
                                                       --------  ----------
    Total current assets                                 27,930      27,934
Property and equipment, net                                 817         753
Purchased software, net                                   1,793       1,919
                                                       --------  ----------
                                                       $ 30,540    $ 30,606
                                                       ========  ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                       $  1,842    $  1,601
Accrued expenses                                          2,307       2,791
Merger and related costs                                    881         900
                                                       --------  ----------
Total current liabilities                                 5,030       5,292
                                                       --------  ----------

Note payable to related party                               151         146

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.001 par value; 5,000 shares
  authorized; no shares issued and outstanding              ---         ---
 Common stock, $0.001 par value; 25,000 shares
  authorized; 9,581 and 9,957 shares issued
  and outstanding, respectively                              10          10
 Additional paid-in capital                              28,822      28,887
 Accumulated deficit                                     (3,473)     (3,725)
 Deferred compensation                                      ---          (4)
                                                       --------  ----------
    Total stockholders' equity                           25,359      25,168
                                                       --------  ----------
                                                       $ 30,540    $ 30,606
                                                       ========  ==========


  The accompanying notes are an integral part of these financial statements.





                          Lumisys Incorporated
              Condensed Consolidated Statements of Operations
                               (Unaudited)
                (n thousands, except per share amounts)


                                            Three Months Ended
                                         -------------------------
                                          March 31,      March 31,
                                            1999           1998
                                         -----------   -----------

Sales                                      $ 6,730       $ 6,472
Cost of sales                                3,521         2,884
                                           -------       -------
  Gross profit                               3,209         3,588
                                           -------       -------
Operating expenses:
  Sales and marketing                        1,060           914
  Research and development                     917         1,600
  General and administrative                   964           950
                                           -------       -------
    Total operating expenses                 2,941         3,464
                                           -------       -------
Income from operations                         268           124
Interest income                                143           261
                                           -------       -------
Income before income taxes                     411           385
Provision for income taxes                     159           148
                                           -------       -------
Net income                                 $   252       $   237
                                           =======       =======

Net income per share
  Basic                                    $  0.03       $  0.02
                                           =======       =======
  Diluted                                  $  0.03       $  0.02
                                           =======       =======

Weighted average shares used to
 compute net income per share:
  Basic         		                           9,593        10,223
                                           =======       =======
  Diluted                                    9,683        10,402
                                           =======       =======

 The accompanying notes are an integral part of these financial statements.

















                           Lumisys Incorporated
              Condensed Consolidated Statements of Cash Flow
                                (Unaudited)
                                (In thousands)

                                                     Three Months Ended
                                                  -------------------------
                                                   March 31,      March 31,
                                                      1999           1998
                                                  -----------   -----------

Cash flow from operating activities:
 Net income                                          $  252        $   237
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                        240             75
   Other                                                  5              5
   Changes in assets and liabilities:
   Accounts receivable                                 (512)         1,115
   Inventories                                         (553)          (394)
   Other assets                                          10            (17)
   Accounts payable                                     241            (16)
   Accrued expenses                                    (484)          (530)
   Merger and related costs                             (19)          (463)
                                                     ------          -----
Net cash provided by (used in) operating activities    (820)            12
                                                     ------          -----
Cash flows from investing activities:
 Sales (purchases) of short-term investments, net     4,006            (20)
 Purchases of property and equipment                   (174)          (164)
                                                     ------          -----
Net cash provided by (used in) investing activities   3,832           (184)
                                                     ------          -----
Cash flows from financing activities:
	Proceeds from sale of common stock                  3             43
	Purchase of treasury stock                        (68)        (1,456)
                                                     ------          -----
Net cash used in financing activities                   (65)        (1,413)
                                                     ------          -----
Net increase (decrease) in cash and cash equivalents  2,947         (1,585)
Cash and cash equivalents at beginning of period     10,651          7,522
                                                     ------          -----
Cash and cash equivalents at end of period          $13,598        $ 5,937
                                                    =======        =======

  The accompanying notes are an integral part of these financial statements.

















                               Lumisys Incorporated
               Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements of Lumisys Incorporated (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 1999, and the condensed consolidated statements of income and of cash flow for the three months ended March 31, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for these interim periods.

The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999 or any future period.

Note 2 - Net Income Per Share

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

The following is a reconciliation between the components of the basic and diluted net income per share calculations for the periods presented below (in thousands):

                                                  Three Months Ended March 31,
                                                       1999          1998
                                                      ------        ------

      Net income                                     $  252         $  237
                                                     ======         ======

      Weighted average shares outstanding - basic     9,593         10,223
      Effect of dilutive securities:
       Potential common stock
       Stock options and warrants                        90            179
                                                     ------         ------
      Weighted average shares outstanding - diluted   9,683         10,402
                                                     ======         ======

For the period ending March 31 1999 and 1998, respectively, 1,667,087 and 550,308 shares of potential common stock are considered anti-dilutive and are excluded from the calculation of dilutive net income per share.

Note 3 - Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive earnings such as unrealized gains or losses on available-for-sale short-term investments. The Company's unrealized gains and losses on available-for-sale short-term investments have been insignificant for all periods presented.


Note 4 - Composition of Certain Financial Statement Amounts
                                                       March 31,  December 31,
                                                          1999        1998
                                                       ---------   ----------
                                                           (In thousands)
             Inventories:
                   Raw materials                        $ 4,360     $ 3,649
                   Work-in-process                          783       1,031
                   Finished goods                           584         457
                                                        -------     -------
                                                          5,727       5,137
                     Less:  inventory reserves           (1,128)     (1,091)
                                                        -------     -------
                                                        $ 4,599     $ 4,046
                                                        =======     =======
             Accrued expenses:
                   Payroll and related benefits         $   713     $ 1,066
                   Warranty                                 410         468
                   Professional fees                        100         129
                   Unearned revenue                         459         599
                   Income taxes                             561         354
                   Other                                     64         175
                                                        -------     -------
                                                        $ 2,307     $ 2,791
                                                        =======     =======

Note 5- Segment Information

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

The segments' accounting policies are the same as those described in the summary of significant accounting policies included in the notes to the financial statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The Company evaluates performance based on net income or loss before income taxes. Wholesale prices are used to report intersegment sales. Sunnyvale's total assets include the initial investment in Imagraph and amounts receivable from Imagraph, which are eliminated in consolidation.

The Company's reportable business segments are strategic business units that offer different products. Each segment is managed separately because they require different technologies and market to distinct classes of customers.

                                                        Elimination
                                 Sunnyvale  Imagraph  of intercompany   Total
Three months ended March 31, 1998:
  Sales                             $ 5,162  $ 1,310      $   ---     $ 6,472
  Income (loss) before taxes        $   544  $  (159)	    $   ---     $   385
  Total assets at December 31, 1998 $30,716  $ 5,001      $(5,111)    $30,606

Three months ended March 31, 1999:
  Sales                             $ 5,901  $   842       $  (13)    $ 6,730
  Income (loss) before taxes        $ 1,121  $  (710)      $  ---     $   411
  Total assets at March 31, 1999    $31,718  $ 4,992      $(6,170)    $30,540


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements. The words "expect," "believe," "anticipate," "intend" and words of similar import are intended to identify these statements as forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's 1998 Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission. The Company does not undertake any obligation to update forward-looking statements.

Overview

Lumisys Incorporated ("Lumisys" or the "Company") designs, manufactures and markets computed radiography ("CR") systems that scan medical or industrial images from a reusable phosphor plate and a family of precision digitizers that convert medical images on film or video into digital format. Once in digital form, the medical images can be stored, transmitted, viewed, enhanced, manipulated and printed within a medical imaging network. The Company currently offers a comprehensive family of products for digitizing medical images under the Lumiscan label and video images under the Imascan label. These CR and film digitizers process images from all commercially available medical imaging modalities, including x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI"), ultrasound and nuclear medicine. The Company is the leading supplier of laser-based film digitizers, with sales of approximately 5,000 Lumiscan units since its first product was introduced in 1990. The Company also offers high quality board-level digitization and compression products for the capture of video images, which have applications in medical imaging as well as in scientific, industrial inspection and multimedia imaging.

In December 1998, the Company introduced a CR system for use in the medical market, the ACR-2000 DeskTopCR. The medical CR system utilizes many of the design features of the CR system the Company developed for use in the industrial inspection market in 1996. The CR system reads medical or industrial images from reusable phosphor plates, replacing the need for film and film processing. The Company's CR system is a low cost, small system and is particularly suited for low volume environments. Since its introduction in December 1998, the Company has sold over 100 ACR-2000 DeskTopCR systems.

Lumisys intends to maintain and enhance its market leadership by leveraging its reputation for high quality, reliable and cost-effective products, broadening its product lines through internal product development, acquiring complementary businesses or technologies and penetrating new geographic markets. The Company sells its products primarily to original equipment manufacturers ("OEMs") and value added resellers ("VARs"), who then integrate the Company's products into teleradiology and Picture Archiving and Communication Systems ("PACS") and mini-PACS networks. Lumisys has established close working relationships with leading suppliers of these systems including Access Radiology, Agfa, GE, Kodak and Philips.

In November 1997, Lumisys merged with CompuRAD, a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. CompuRAD pioneered the use of personal computer software in the point-to-point, on call teleradiology market, with the introduction of its PC Teleradiology product.

As part of a restructuring of the software group, the Company no longer sells through a direct sales force. The Company currently sells its software products exclusively to its existing OEM and VAR customers. In 1998, the Company began bundling digitizer software with its family of laser and CCD film digitizers and CR software with its new ACR-2000 product

Results of Operations

Total sales for the first quarter of 1999 increased 4.0% to $6.7 million from $6.5 million for the first quarter of 1998. The increase was due to the first full quarter of sales of the ACR-2000 which was introduced in December 1998. Sales of the Company's digitizer products in the U.S. continued to decline, while international sales were consistent with the same quarter in the prior year. Sales by the Company's Imagraph division decreased by 36.1% from the prior year due to consolidation of distributors and changes in technology needs.

Gross profit for the first quarter of 1999 decreased 10.6% to $3.2 million from $3.6 million for the corresponding period of 1998. Gross margin decreased to 47.7% in the first quarter of 1998 from 55.4% in the first quarter of 1998, primarily due to the transfer of the manufacturing engineering function from research and development to manufacturing overhead in late 1998, upon the completion of the ACR-2000. In addition, material costs increased due to the current product mix. If sales volume of the ACR-2000 increases and as the sheet metal versions of the digitizer are phased out, the Company believes margins should improve.

Sales and marketing expenses increased 16.0% in the first quarter of 1999 to $1.1 million from $914,000 in the first quarter of 1998. The increase was primarily due to the introduction of the ACR-2000 and the expansion of the international sales force. The Company expects its sales and marketing expenses to increase to further develop and support the CR distribution channel. As a percentage of sales, these expenses increased to 15.8% in the first quarter of 1999 from 14.1% in the first quarter of 1998.

Research and development expenses decreased 42.7% in the first quarter of 1999 to $917,000 from $1.6 million in the same quarter of 1998, primarily due to restructuring following the acquisition of CompuRAD. In addition, the ACR-2000 project was completed in 1998 and transferred to manufacturing. As a percentage of sales, research and development expenses also decreased to 13.6% in the first quarter of 1999 from 24.7% in the same quarter of 1998. The Company expects its research and development expenditures to decrease as a percent of revenue since the initial CR and video film digitizer developments are near completion and follow on development efforts will be less comprehensive than the initial development projects. The development of a new product will require additional research and development resources and therefore the research and development expenses will increase if and when the next new product is identified.

General and administrative expenses increased slightly by 1.5% in the first quarter of 1999 to $964,000 from $950,000 in the first quarter of 1998. Economies achieved by the restructuring following the acquisition of CompuRAD were offset by amortization expense related to the purchased software. As a percentage of sales, general and administrative expenses remained almost constant at 14.3% in the first quarter of 1999 compared to 14.7% in the first quarter of 1998.

The Company recognized a provision for income taxes in the first quarter of 1999 of $159,000 compared with a provision of $148,000 in the corresponding period of 1998. The Company has provided a partial valuation allowance against the balance of the deferred tax assets remaining as of March 31, 1999. The Company expects to continue to be subject to an effective tax rate of approximately 39% for the remainder of 1999.

Liquidity and Capital Resources

At March 31, 1999, the Company's working capital was $22.9 million. The Company had cash, cash equivalents and short-term investments of approximately $16.6 million at March 31, 1999, compared with $17.7 million at December 31, 1998. The decrease is primarily due to $820,000 used in operating activities in the first quarter 1999, and to a lesser extent, $174,000 of expenditures for capital property and equipment, primarily related to the upgrades to the manufacturing facility for production of the ACR-2000. In addition, the Company repurchased 20,000 shares of the Company's common stock for a total of $68,000 under it's stock repurchase plan.

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

Risk Factors

Significant Fluctuations in Operating Results. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company has experienced quarterly fluctuations in operating results caused by various factors, including the timing of orders by major customers, customer inventory levels, mergers and acquisitions by the Company's customers, shifts in product mix, the incurrence of acquisition-related costs by the Company and general conditions in the healthcare industry which have reduced capital equipment budgets and delayed or reduced the adoption of teleradiology, Picture Archiving and Communications Systems ("PACS") and mini-PACS. The Company expects that these fluctuations will continue.

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

New Product Development; Rapid Technological Change; Risk in Delays of Product Development. The market for the Company's products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and to respond to evolving customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments by its competitors or to changes in customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. In the past, the Company has experienced delays in the development and introduction of new products and product enhancements, and there can be no assurance that the Company will not experience such delays in the future. In addition, new product introductions or enhancements by the Company's competitors or the use of other technologies that do not depend on film digitization, computed radiography or video frame grabbers could cause a decline in sales or loss of market acceptance of the Company's products. In particular, several companies have announced developments leveraging the technology used in flat panel displays to produce high-resolution, two dimensional image sensor arrays that make it possible for x-ray images to be captured digitally without film or chemical processing. While this emerging technology, known as digital radiography ("DR"), is expensive, there can be no assurance that future advances in this technology or other technologies will not produce systems better positioned for the marketplace that will therefore reduce the digitizer and CR market to the then installed base of imaging systems. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely or cost-effective basis, and such failure could have a material adverse effect on the Company's business and results of operations.

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

Competition in the United States laser-based film digitizer market has not been significant. In 1996, CLS entered the market with a product similar to the laser-based film digitizers offered by Lumisys and in 1998, General Scanning introduced a laser-based film digitizer. To date, the Company is unaware of any sales made by CLS or General Scanning. In addition, several Japanese competitors such as Konica, Nishimoto Sangyo and Abe Sekkei offer competitive products on an international basis and may decide in the future to devote additional resources to marketing competitive products in the United States. The markets for medical film digitizers incorporating CCD's are highly competitive. Lumisys faces competition from companies such as Vidar Systems Inc., Canon Inc., Hell Linotype and Howtek in the CCD-based film digitizer market. There can be no assurance that Lumisys' competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features that render Lumisys' products less competitive or obsolete.

In addition, large companies, such as Kodak, Sterling, Fuji, GE, Siemens, Philips and Agfa, have the technical and financial ability to design and market CR and digitizer products competitive with Lumisys' products, and some of them have in the past produced and marketed such products. While many of these companies currently purchase products from Lumisys, Lumisys believes that it will be required to continue to improve the price and performance characteristics of its products to retain their business especially in view of the fact that these customers are not contractually required to purchase their CR and digitizers exclusively or at all from Lumisys. All of these companies have significantly greater financial, marketing and manufacturing resources than Lumisys and would be significant competitors if they decided to enter this market.

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

Customer Concentration; Reliance on OEMs. For the first quarter of 1999, two customers represented 14% and 10%, respectively, of the Company's total sales. Large customers also accounted for a significant portion of the Company's backlog at March 31, 1999. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Part 2 - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits furnished:

Exhibit
Number           Description of Document
-----------      --------------------------------
                 Financial Data Schedule

(b).  Reports on Form 8-K:  The Company filed no Current Reports on Form 8-K in the three months ended March 31, 1999.



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Sunnyvale, California, on May 14, 1999:

                                                     LUMISYS INCORPORATED


Dated:  May 13, 1999                               By:  /s/ Phillip Berman
                                                       ----------------------
                                                       Phillip Berman, M.D.
                                                       Chief Executive Officer

                                                        /s/ Dean MacIntosh
                                                        ----------------------
                                                        Dean MacIntosh
                                                        Vice President and
                                                        Chief Financial
                                                        Officer (Principal
                                                        Financial and
                                                        Accounting  Officer)




18