Form 10-Q
period 1999-06-30
LUMISYS INC \DE\
filed 1999-08-16
CIK 1001289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

or

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

As of August 6, 1999, 9,316,975 shares of the registrant's Common Stock, $.001 par value, were outstanding.

Lumisys Incorporated

Index

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lumisys Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)
	June 30,	December 31,
	1999	1998

ASSETS
Current assets:
Cash and cash equivalents	$11,206	$10,651
Short-term investments	5,556	7,007
Accounts receivable, net of allowances of $1,252 and $717	3,342	4,206
Inventories	3,427	4,046
Other current assets	1,989	2,024

Total current assets	25,520	27,934
Property and equipment, net	613	753
Purchased software, net	---	1,919

	$26,133	$30,606

LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	950	1,601
Accrued expenses	2,821	2,791
Merger and related costs	844	900

Total current liabilities	4,615	5,292
Note payable to related party	155	146

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	---	---
Common stock, $0.001 par value; 25,000 shares authorized; 9,527 and 9,597 shares issued and outstanding, respectively	10	10
Additional paid-in capital	28,655	28,887
Accumulated deficit	(7,302)	(3,725)
Deferred compensation	---	(4)

Total stockholders' equity	21,363	25,168

	$26,133	$30,606

The accompanying notes are an integral part of these financial statements.

Lumisys Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	1999	1998	1999	1998

Sales	$5,035	$4,122	$10,936	$9,284
Cost of sales	2,738	1,848	5,739	4,064

Gross profit	2,297	2,274	5,197	5,220
Operating expenses:
Sales and marketing	748	502	1,509	1,202
Research and development	654	1,194	1,257	2,368
General and administrative	849	655	1,407	1,441

Total operating expenses	2,251	2,351	4,173	5,011

Income (loss) from operations	46	(77)	1,024	209
Interest income	234	255	377	513

Income from continuing operations before taxes	280	178	1,401	722
Provision for income taxes	109	70	551	282

Net income from continuing operations	171	108	850	440

Discontinued operations, net of taxes	(4,000)	(46)	(4,427)	(143)

Net income (loss)	$(3,829)	$62	$(3,577)	$297

Net income from continuing operations per share:
Basic	$0.02	$0.01	$0.09	$0.04
Diluted	$0.02	$0.01	$0.09	$0.04
Net income (loss) per share:
Basic	$(0.40)	$0.01	$(0.37)	$0.03
Diluted	$(0.40)	$0.01	$(0.37)	$0.03
Shares used to compute net income from continuing operations per share:
Basic	9,534	10,083	9,563	10,153
Diluted	9,617	10,317	9,650	10,360
Shares used to compute net income (loss) per share:
Basic	9,534	10,083	9,563	10,153
Diluted	9,534	10,317	9,563	10,360

The accompanying notes are an integral part of these financial statements.

Lumisys Incorporated

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,	June 30,
	1999	1998
Cash flow from operating activities:
Net income (loss)	$(3,577)	$297
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	429	151
Non-cash charge related to discontinued operations	4,050	---
Other	9	8
Changes in assets and liabilities:
Accounts receivable	564	732
Inventories	(656)	(558)
Other assets	35	(82)
Accounts payable	(701)	(262)
Accrued expenses	(266)	(952)
Merger and related costs	(56)	(935)

Net cash used in operating activities	(169)	(1,601)
Cash flows from investing activities:
Sales (purchases) of short-term investments, net	1,451	1,542
Proceeds from sale of discontinued operations	250	---
Purchases of property and equipment	(245)	(58)

Net cash provided by investing activities	1,456	1,484
Cash flows from financing activities:
Purchases of common stock, net	(232)	(1,642)

Net cash used in financing activities	(232)	(1,642)
Net increase (decrease) in cash and cash equivalents	555	(1,759)
Cash and cash equivalents at beginning of period	10,651	7,522

Cash and cash equivalents at end of period	$11,206	$5,763

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

The condensed consolidated balance sheet as of June 30, 1999, and the condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 the condensed consolidated statements of cash flow for the six months ended June 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for these interim periods.

The prior period financial statements have been restated to present a discontinued operation as a separate line item in the accompanying condensed consolidated financial statements, (see Note 6).

The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999 or any future period.

Note 2 - Net Income (Loss) Per Share

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

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands):
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	1999	1998	1999	1998

Net income from continuing operations	$171	$108	$850	$440

Net income (loss)	$(3,829)	$62	$(3,577)	$297

Shares used to compute net income from continuing operations per share:
Weighted average shares outstanding - basic	9,534	10,083	9,563	10,153
Effect of dilutive securities:
Potential common stock, stock options and warrants	83	234	87	207
Weighted average shares outstanding - diluted	9,617	10,317	9,650	10,360

Shares used to compute net income (loss) per share:
Weighted average shares outstanding - basic	9,534	10,083	9,563	10,153
Effect of dilutive securities:
Potential common stock, stock options and warrants	---	234	---	207
Weighted average shares outstanding - diluted	9,534	10,317	9,563	10,360

For the three months ended June 30, 1999 and 1998, 1,428,000, and 331,000 shares, respectively, and for the six months ended June 30, 1999 and 1998, 1,479,000 and 441,000 shares, respectively, of potential common stock are considered anti-dilutive using the treasury stock method and are excluded from the calculation of dilutive net income from continuing operations per share and net income (loss) per share. Due to the net loss for the three and six months ended June 30, 1999, all potential common stock outstanding is considered anti-dilutive and is excluded for the calculation of dilutive net loss per share.

Note 3 - Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive earnings such as unrealized gains or losses on available-for-sale short-term investments. The Company's unrealized gains and losses on available-for-sale short-term investments have been insignificant for all periods presented.

Note 4 - Composition of Certain Financial Statement Amounts

	June 30,	December 31,
	1999	1998
Inventories:
Raw materials	$4,359	$3,649
Work-in-process	919	1,031
Finished goods	516	457
	5,794	5,137
Less: inventory reserves	(2,367)	(1,091)
	$3,427	$4,046

Accrued expenses:
Payroll and related benefits	$710	$1,066
Warranty	293	468
Professional fees	50	129
Unearned revenue	172	599
Accrued expenses related to discontinued operations	1,020	---
Income taxes	20	354
Other	556	175
	$2,821	$2,791

Note 5- Segment Information

Effective January 1, 1998, the Company adopted the disclosure requirements of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement established standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also established standards for related disclosures about products and services, geographic areas, and major customers. With the discontinuance of the Company's Imagraph division (see Note 6), the Company operates in one business segment.

Note 6- Discontinued Operations

On June 3, 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging, LLC, ("Foresight"), under which certain assets and technology of the Company's Imagraph subsidiary were sold to Foresight for approximately $300,000, with additional royalties to be paid to the Company over a three year period. All remaining operations of Imagraph were terminated. The principals of Foresight were all employees of Imagraph and one was an officer of the Company until the execution of the technology transfer agreement. During the quarter ended June 30, 1999, operating losses through June 3, 1999 and the estimated loss on terminating the Imagraph business totaled $4.0 million (net of tax) and consisted primarily of write-downs of certain assets and accrual of costs related to an unfavorable sub-lease of the Imagraph facility. Foresight also purchased certain other assets, consisting primarily of inventory and fixed assets, in exchange for approximately $250,000, which was included in accounts receivable at June 30, 1999.

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

Overview

Lumisys Incorporated ("Lumisys" or the "Company") designs, manufactures and markets computed radiography ("CR") systems that scan medical or industrial images from a reusable phosphor plate and a family of precision digitizers that convert medical images on film or video into digital format. Once in digital form, the medical images can be stored, transmitted, viewed, enhanced, manipulated and printed within a medical imaging network. The Company currently offers a comprehensive family of products for digitizing medical images under the Lumiscan label. These CR and film digitizers process images from all commercially available medical imaging modalities, including x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI"), ultrasound and nuclear medicine. The Company is the leading supplier of laser-based film digitizers, with sales of approximately 5,000 Lumiscan units since its first product was introduced in 1990.

In December 1998, the Company introduced a CR system for use in the medical market, the ACR-2000 DeskTopCR™ . The medical CR system utilizes many of the design features of the CR system the Company developed for use in the industrial inspection market in 1996. The CR system reads medical or industrial images from reusable phosphor plates, replacing the need for film and film processing. The Company's CR system is a low cost, small system and is particularly suited for low volume environments. Since it's introduction in December 1998, the Company has sold over 150 ACR-2000 DeskTopCR™ systems.

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

In November 1997, Lumisys merged with CompuRAD, a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. CompuRAD pioneered the use of personal computer software in the point-to-point, on call teleradiology market, with the introduction of its PC Teleradiology product. As part of a restructuring of its software group, the Company no longer sells through a direct sales force. The Company currently sells its software products exclusively to its existing OEM and VAR customers. In 1998, the Company began bundling digitizer software with its family of laser and CCD film digitizers and CR software with its new ACR-2000 product.

On June 3, 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging LLC ("Foresight"), under which certain assets and technology of the Company's Imagraph subsidiary, a manufacturer of high quality board-level digitization and compression products, were sold to Foresight. All remaining operations of Imagraph were discontinued. The principals of Foresight were all employees of Imagraph and one was an officer of the Company until the execution of the technology transfer agreement.

In July 1999, the Company established a separate business entity, AuntMinnie.com, to develop an Internet portal intended to be the most comprehensive Internet site for radiologists and professionals in the medical imaging industry. AuntMinnie.com will provide a vertical portal for radiologists, imaging managers, technologists, members of organized medicine, industry, and radiology practices to meet, transact, research, and collaborate on topics within the field of radiology with the ease and speed that only the Internet can provide. Organized into various sections of interest to the radiology community, AuntMinnie.com will set itself apart from other medical information sites by its singular and unified focus on radiology professionals, aggregating the information they require and facilitating the commerce in which they engage.

Results of Operations

Total sales for the three and six months ended June 30, 1999 increased 22.1% and 17.8% to $5.0 million and $10.9 million, respectively, from $4.1 million and $9.3 million for the three and six months ended June 30, 1998, respectively. The increase was due to sales of the ACR-2000 which was introduced in December 1998. Sales of the Company's digitizer products declined in both the three and six month periods of 1999 compared to the same periods of 1998.

Gross profit for the three and six months ended June 30, 1999 remained constant at $2.3 million and $5.2 million, respectively, compared to the same periods in the prior year. Gross margin decreased to 45.6% for the three months ended June 30, 1999 from 55.2% for the same period in 1998 and decreased to 47.5% for the six months ended June 30, 1999 from 56.2% for the same period in 1998, primarily due to the transfer of the manufacturing engineering function from research and development to manufacturing overhead in late 1998, upon the completion of the ACR-2000. In addition, material costs increased due to the current product mix. If sales volume of the ACR-2000 increases and as the sheet metal versions of the digitizer are phased out, the Company believes its gross margins should improve.

Sales and marketing expenses for the three and six months ended June 30, 1999 increased 49.0% and 25.5% to $748,000 and $1.5 million, respectively, from $502,000 and $1.2 million for the three and six months ended June 30, 1998, respectively. The increase was primarily due to the introduction of the ACR-2000 and the expansion of the international sales force. The Company expects its sales and marketing expenses to increase to further develop and support the CR distribution channel and the AuntMinnie.com business. As a percentage of sales for the three and six months ended June 30, 1999, these expenses increased to 14.9% and 13.8%, respectively, from 12.2% and 12.9% for the three and six months ended June 30, 1998, respectively.

Research and development expenses for the three and six months ended June 30, 1999 decreased 45.2% and 46.9% to $654,000 and $1.3 million, respectively, from $1.2 million and $2.4 million for the three and six months ended June 30, 1998, respectively, primarily due to restructuring following the acquisition of CompuRAD. In addition, the ACR-2000 project was completed in 1998 and transferred to manufacturing. As a percentage of sales for the three and six months ended June 30, 1999, these expenses also decreased to 13.0% and 11.5%, respectively, from 29.0% and 25.5% for the three and six months ended June 30, 1998, respectively. The Company expects CR and video film digitizer development expenditures to remain constant and to incur additional research and development expenditures related to the AuntMinnie.com business.

General and administrative expenses increased 29.6% in the three months ended June 30, 1999 to $849,000 from $655,000 for the same period in 1998. The increase relates to costs accrued for the settlement of a lawsuit in 1999. As a percentage of sales, general and administrative expenses increased slightly to 16.9% from 15.9% for the three months ended June 30, 1999 compared to 1998. For the six months ended June 30, 1999 and 1998, general and administrative expenses were $1.4 million for each period. Economies achieved by the restructuring following the acquisition of CompuRAD were offset by costs accrued for the settlement of a lawsuit in 1999. As a percentage of sales for the six months ended June 30, 1999, these expenses decreased to 12.9% from 15.5% for the same period in the prior year.

The provision for income taxes for continuing operations for the three and six months ended June 30, 1999 were $109,000 and $551,000, respectively, compared with $70,000 and $282,000, respectively, in the corresponding periods of 1998. The Company has provided a partial valuation allowance against the balance of its deferred tax assets remaining as of June 30, 1999. The Company expects continuing operations to be subject to an effective tax rate of approximately 39% for the remainder of 1999.

For the three and six months ended June 30, 1999, the Company recognized a primarily non-cash loss of $4.0 million and $4.4 million, respectively, related to discontinued operations of the Imagraph subsidiary. The loss for the periods consisted of operating losses through June 3, 1999, the date of the technology transfer agreement, and the estimated loss on terminating the Imagraph business, primarily the write-downs of certain assets and accrual of costs related to an unfavorable sub-lease of the Imagraph facility. This was offset by payments received under the technology transfer agreement with Foresight. Losses of $46,000 and $143,000 in the three and six months ended June 30, 1998, related to the net operating losses of the subsidiary. In future periods, the Company expects to recognize income from the discontinued operations related to royalty payments to be paid by Foresight.

Liquidity and Capital Resources

At June 30, 1999, the Company's working capital was $20.9 million. The Company had cash, cash equivalents and short-term investments of approximately $16.7 million at June 30, 1999, compared with $17.7 million at December 31, 1998. The decrease is primarily due to $1.1 million used in operating activities of Imagraph, and to a lesser extent, $245,000 of expenditures for capital property and equipment, primarily related to the upgrades to the manufacturing facility for production of the ACR-2000. In addition, the Company repurchased 72,000 shares of its common stock for a total of $286,000 under its stock repurchase plan.

The Company believes that its existing cash, cash equivalents, short-term investments and funds to be generated by operations will satisfy the Company's cash flow requirements through at least 2000. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, the Company may be required to sell additional equity or debt securities or obtain bank or other credit facilities. There can be no assurance that the Company will be able to sell such securities or obtain such credit facilities on acceptable terms in the future, if at all. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders.

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

Certain software products currently installed at customer sites will require upgrade or other remediation to become Year 2000 compliant. The Company believes that it is not legally responsible for costs incurred by its customers to achieve their Year 2000 compliance. However, the Company is taking steps to identify affected customers, raise customer awareness related to noncompliance of the Company's older products, and assist the customer base to assess their risks. The Company may see increasing customer satisfaction costs related to these actions over the next year. The potential impact on the Company's business, financial condition and results of operations is not known at this time.

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

The Company typically does not obtain long-term volume purchase contracts from its customers, and a substantial portion of the Company's backlog is scheduled for delivery within 60 days or less. Customers may cancel orders and change volume levels or delivery times without penalty. Quarterly sales and operating results therefore depend on the volume and timing of the backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the materially adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Furthermore, the Company's gross margins may decrease in the future due to increasing sales of lower margin products and volume discounts. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

New Product Development in Hardware and Software Products; Uncertainty of Market Acceptance. The Company's success is dependent on market acceptance of its new and existing products. There can be no assurance that sales of new products will achieve significant market acceptance in the future. The market for PACS and teleradiology software is uncertain. Current and future competitors are likely to introduce competing hardware and software, making it difficult to predict the rate at which the market will grow, if at all, or the rate at which new or increased competition will result in market saturation. If the market for such software and hardware fails to grow or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected. The Company expects that the sales cycle for PACS and teleradiology software and computed radiography ("CR") hardware through the OEM and System Integrator sales channels will be longer than that for its other existing hardware products. Accordingly, the Company's quarterly revenues and operating results may be subject to greater fluctuation as the Company begins to market and sell PACS and teleradiology software and CR hardware through these new channels. Additionally, the Company has limited experience in marketing, installing and supporting its software and CR hardware through these sales channels, and there can be no assurance that the Company can obtain the necessary resources to market, install and support its PACS and teleradiology software and CR hardware in an efficient, cost-effective and competitive manner. The failure of PACS and teleradiology software to achieve market acceptance for any reason could have a material adverse effect on the Company's business, financial condition and results of operations.

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

New Product Development; Rapid Technological Change; Risk in Delays of Product Development. The market for the Company's products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and to respond to evolving customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments by its competitors or to changes in customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. In the past, the Company has experienced delays in the development and introduction of new products and product enhancements, and there can be no assurance that the Company will not experience such delays in the future. In addition, new product introductions or enhancements by the Company's competitors or the use of other technologies that do not depend on film digitization or computed radiography could cause a decline in sales or loss of market acceptance of the Company's products. In particular, several companies have announced developments leveraging the technology used in flat panel displays to produce high-resolution, two dimensional image sensor arrays that make it possible for x-ray images to be captured digitally without film or chemical processing. While this emerging technology, known as digital radiography ("DR"), is expensive, there can be no assurance that future advances in this technology or other technologies will not produce systems better positioned for the marketplace that will therefore reduce the digitizer and CR market to the then installed base of imaging systems. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely or cost-effective basis, and such failure could have a material adverse effect on the Company's business and results of operations. The Company established a new business entity, AuntMinnie.com. There can be no assurance that the Company will be successful in implementing and developing the radiology portal, meeting the expectations as to revenue generation, attracting executive talent, strategic partnerships and sponsors, competing with other internet sites, or achieving market acceptance by the radiology community, and such failure could have a material adverse effect on the Company's business and results of operations.

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

Competition in the Internet portal business is intense and includes Radiology.com, RadCenter, Radcom, Radiolgy Central and MedWeb. Some of the Company's competitors and potential competitors may have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company in the Internet portal business. Many of the Company's competitors also currently have, or may develop or acquire, substantial market acceptance by the radiology community. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

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

Customer Concentration; Reliance on OEMs. For the six months ended June 30, of 1999, one customer represented approximately 10% of the Company's total sales. Other large customers also accounted for a significant portion of the Company's backlog at June 30, 1999. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations.

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

In December 1998, the state court granted in part and denied in part defendants' motion to dismiss plaintiff's amended complaint. Discovery is in progress in the state case. There can be no assurance that the Company will prevail in the state case. In July 1999, plaintiff voluntarily dismissed the federal case.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures. The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less 180 days. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 1999, the fair value of the Company's portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

From time to time, Lumisys makes certain capital equipment or other purchases denominated in foreign currencies. As a result, Lumisys' cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. Lumisys attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. At June 30, 1999, the Company had no purchase commitments denominated in foreign currencies.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 18, 1997, a third-party filed a complaint in Santa Clara Superior Court against the Company and one of its officers. In July 1999, the Company and the third-party agreed on a cash settlement whereby the Company and its officers admitted no liability.

On July 9, 1997 and July 10, 1997, two securities class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, and the United States District Court for the Northern District of California against the Company, several of its current and former officers and directors, and its underwriters. In July 1999, the plaintiffs voluntarily dismissed the federal case.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Stockholders ("Annual Meeting") of the Company was held on June 17, 1999. The total number of shares of the Company's common stock, $0.001 par value per share, outstanding as of April 23, 1999, the record date of the Annual Meeting, was 9,544,253 shares. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. At the meeting, the following proposals were voted upon by the stockholders as indicated below:

1. To elect two directors to serve until the 2002 annual meeting
Directors	Voted For	Witheld
C. Richard Kramlich	8,519,047	110,696
Robert J. Gallagher	8,519,083	110,660

2. To approve an amendment to the Company's 1995 Stock Option Plan
Voted For	Voted Against	Abstained
4,208,308	567,390	71,394

3. To approve an amendment and restatement to the Company's 1995 Non-Employee Directors' Stock Option Plan
Voted For	Voted Against	Abstained
4,051,283	717,084	78,797

4. To ratify the selection of PriceWaterhouseCoopers LLP as independent accountants
Voted For	Voted Against	Abstained
8,604,799	14,399	10,545

Item 5. Other Information

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2000 Annual Meeting of Stockholders must provide specified information to the Company between March 10, 2000 and April 9, 2000 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits and Reports on Form 8-K
(a). Exhibits furnished:

Exhibit
Number	Description of Document
10.18	Technology Transfer Agreement between the Company and Foresight Imaging LLC, dated June 3, 1999
27.1	Financial Data Schedule
(b). Reports on Form 8-K:
The Company filed no Current Reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LUMISYS INCORPORATED

Dated	August 13, 1999	By:	/s/ Phillip Berman
Phillip Berman, M.D.
Chief Executive Officer

	August 13, 1999		/s/ Dean MacIntosh
Dean MacIntosh
Vice President and Chief Financial
Officer (Principal Financial and
Accounting Officer)