Form 10-Q
period 1999-09-30
LUMISYS INC \DE\
filed 1999-11-15
CIK 1001289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

or

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

As of November 1, 1999, 9,228,852 shares of the registrant's Common Stock, $.001 par value, were outstanding.

Lumisys Incorporated

Index

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lumisys Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)
	September 30,	December 31,
	1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$10,185	$10,651
Short-term investments	5,776	7,007
Accounts receivable, net of allowances of $1,524 and $717	2,515	4,206
Inventories	3,650	4,046
Other current assets	2,025	2,024
Total current assets	24,151	27,934
Property and equipment, net	667	753
Purchased software, net	---	1,919
	$24,818	$30,606
LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,149	1,601
Accrued expenses	2,590	2,791
Merger and related costs	809	900
Total current liabilities	4,548	5,292
Note payable to related party	159	146
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	---	---
Common stock, $0.001 par value; 25,000 shares authorized; 9,229 and 9,597 shares issued and outstanding, respectively	9	10
Additional paid-in capital	27,666	28,887
Accumulated deficit	(7,564)	(3,725)
Deferred compensation	---	(4)
Total stockholders' equity	20,111	25,168
	$24,818	$30,606

The accompanying notes are an integral part of these financial statements.

Lumisys Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	1999	1998	1999	1998
Sales	$3,875	$4,654	$14,811	13,938
Cost of sales	2,532	2,002	8,269	6,066
Gross profit	1,343	2,652	6,542	7,872
Operating expenses:
Sales and marketing	1,089	777	2,598	1,979
Research and development	728	1,035	1,986	3,403
General and administrative	583	561	1,990	2,002
Total operating expenses	2,400	2,373	6,574	7,384
Income (loss) from operations	(1,057)	279	(32)	488
Interest income	202	211	579	724
Income (loss) from continuing operations before taxes	(855)	490	547	1,212
Provision (benefit) for income taxes	(333)	190	218	469
Net income (loss) from continuing operations	(522)	300	329	743
Discontinued operations, net of taxes	259	(124)	(4,168)	(268)
Net income (loss)	$(263)	$176	$(3,839)	$475
Net income (loss) from continuing operations per share:
Basic	$(0.06)	$0.03	$0.03	$0.07
Diluted	$(0.06)	$0.03	$0.03	$0.07
Net income (loss) per share:
Basic	$(0.03)	$0.02	$(0.40)	$0.05
Diluted	$(0.03)	$0.02	$(0.40)	$0.05
Shares used to compute net income (loss) from continuing operations per share:
Basic	9,354	9,742	9,493	10,016
Diluted	9,354	9,835	9,573	10,185
Shares used to compute net income (loss) per share:
Basic	9,354	9,742	9,493	10,016
Diluted	9,354	9,835	9,573	10,185

The accompanying notes are an integral part of these financial statements.

Lumisys Incorporated

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,	September 30,
	1999	1998
Cash flow from operating activities:
Net income (loss)	$(3,839)	$475
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	533	230
Non-cash charge related to discontinued operations	3,550	---
Other	13	9
Changes in assets and liabilities:
Accounts receivable	1,391	804
Inventories	(879)	(701)
Other assets	(1)	26
Accounts payable	(502)	(195)
Accrued expenses	(496)	(878)
Merger and related costs	(91)	(1,214)
Net cash used in operating activities	(321)	(1,444)
Cash flows from investing activities:
Sales of short-term investments, net	1,231	2,984
Proceeds from sale of discontinued operations	250	---
Purchases of property and equipment	(404)	(193)
Net cash provided by investing activities	1,077	2,791
Cash flows from financing activities:
Purchases of common stock, net	(1,222)	(3,172)
Net cash used in financing activities	(1,222)	(3,172)
Net decrease in cash and cash equivalents	(466)	(1,825)
Cash and cash equivalents at beginning of period	10,651	7,522
Cash and cash equivalents at end of period	$10,185	$5,697

The accompanying notes are an integral part of these financial statements.

Lumisys Incorporated

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements of Lumisys Incorporated (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of September 30, 1999 and December 31, 1998, the condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flow for the nine months ended September 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for these interim periods.

The prior period financial statements have been restated to present a discontinued operation as a separate line item in the accompanying consolidated statements of operations (see Note 6).

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999 or any future period.

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

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands):
	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	1999	1998	1999	1998
Net income (loss) from continuing operations	$(522)	$300	$329	$743
Net income (loss)	$(263)	$176	$(3,839)	$475
Shares used to compute net income (loss) from continuing operations per share:
Weighted average shares outstanding - basic	9,354	9,742	9,493	10,016
Effect of dilutive securities:
Potential common stock, stock options and warrants	---	93	80	169
Weighted average shares outstanding - diluted	9,354	9,835	9,573	10,185
Shares used to compute net income (loss) per share:
Weighted average shares outstanding - basic	9,354	9,742	9,493	10,016
Effect of dilutive securities:
Potential common stock, stock options and warrants	---	93	80	169
Weighted average shares outstanding - diluted	9,354	9,835	9,573	10,185

For the three months ended September 30, 1999 and 1998, 1,605,000 and 1,721,000 shares, respectively, and for the nine months ended September 30, 1999 and 1998, 1,617,000 and 1,359,000 shares, respectively, of potential common stock are considered anti-dilutive using the treasury stock method and are excluded from the calculation of dilutive net income (loss) from continuing operations per share and net income (loss) per share. Due to the net loss from operations for the three months ended September 30, 1999, all potential common stock outstanding is considered anti-dilutive and is excluded for the calculation of dilutive net loss per share from continuing operations and net loss per share.

Note 3 - Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive earnings such as unrealized gains or losses on available-for-sale short-term investments. The Company's unrealized gains and losses on available-for-sale short-term investments have been insignificant for all periods presented.

Note 4 - Composition of Certain Financial Statement Amounts

	Sept. 30,	Dec. 31,
	1999	1998
Inventories:
Raw materials	$4,152	$3,649
Work-in-process	1,201	1,031
Finished goods	727	457
	6,080	5,137
Less: inventory reserves	(2,430)	(1,091)
	$3,650	$4,046

Accrued expenses:
Payroll and related benefits	$895	$1,066
Warranty	347	468
Professional fees	141	129
Unearned revenue	105	599
Accrued expenses related to discontinued operations	634	---
Income taxes	---	354
Other	468	175
	$2,590	$2,791

Note 5- Segment Information

The Company organizes its business into two reportable segments: the Lumisys division ("Lumisys") and the AuntMinnie.com division ("AuntMinnie.com"). The Company's reportable business segments are strategic business units that offer different products. Each segment is managed separately because they require different technologies and market to distinct classes of customers. Lumisys manufactures and markets an integrated suite of hardware and software products for digitizing medical images. AuntMinnie.com, established in July 1999, is an Internet portal intended to be the most comprehensive Internet site for radiologists and professionals in the medical imaging industry.

The segments' accounting policies are the same as those described in the summary of significant accounting policies included in the notes to the financial statements for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The Company evaluates performance based on net income or loss before income taxes. Lumisys' total assets include the initial investment in AuntMinnie.com and amounts receivable from AuntMinnie.com, which are eliminated in consolidation.

	Lumisys	AuntMinnie.com	Consolidating Entries	Consolidated
Three months ended September 30, 1999:
Sales	$3,875	---	---	$3,875
Income (loss) from operations before taxes	$(358)	$(497)	---	$(855)
Nine months ended September 30, 1999:
Sales	$14,811	---	---	$14,811
Income (loss) from operations before taxes	$1,044	$(497)	---	$547

Total assets at September 30, 1999	$25,098	$159	$(439)	$24,818

Note 6- Discontinued Operations

On June 3, 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging, LLC ("Foresight") under which certain assets and technology of the Company's Imagraph subsidiary were sold to Foresight for approximately $300,000, with additional royalties to be paid to the Company over a three year period. In addition, Foresight holds an option to purchase other assets of Imagraph including inventory, furniture and equipment. All remaining operations of Imagraph were terminated. The principals of Foresight were all employees of Imagraph and one was an officer of the Company until the execution of the technology transfer agreement. For the nine months ended September 30, 1999, the loss from discontinued operations totaled $4.2 million (net of tax) and consisted primarily of write-downs of certain assets and accrual of costs related to closure of the Imagraph facility, and operating losses of Imagraph through June 3, 1999. This was offset by the proceeds of the technology transfer agreement, proceeds of the sale of other assets to Foresight, and proceeds of a non-exclusive software license agreement with a third party completed in September 1999.

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

In September 1999, the Company introduced the iLuminator, an affordable, self-contained device that brings electronic imaging and computed radiography capabilities to any medical setting. Based on the ACR-2000 DesktopCR™, the iLuminator fully integrates image acquisition, diagnostic display, telecommunications and archiving capabilities into one device.

Lumisys intends to maintain and enhance its market leadership by leveraging its reputation for high quality, reliable and cost-effective products, broadening its product lines through internal product development, acquiring complementary businesses or technologies and penetrating new geographic markets. The Company sells its products primarily to original equipment manufacturers ("OEMs") and value added resellers ("VARs"), who then integrate the Company's products into teleradiology and Picture Archiving and Communication Systems ("PACS") and mini-PACS networks. Lumisys has established close working relationships with leading suppliers of these systems including Emed, Agfa, GE, Kodak and Philips.

In November 1997, Lumisys merged with CompuRAD, a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. CompuRAD pioneered the use of personal computer software in the point-to-point, on call teleradiology market, with the introduction of its PC Teleradiology product. As part of a restructuring of its software group, the Company no longer sells software through a direct sales force. The Company currently sells its software products exclusively to its existing OEM and VAR customers. In 1998, the Company began bundling digitizer software with its family of laser and CCD film digitizers and CR software with its new ACR-2000 product.

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

In July 1999, the Company established a separate business entity, AuntMinnie.com, to develop an Internet portal intended to be the most comprehensive Internet site for radiologists and professionals in the medical imaging industry. AuntMinnie.com expects to provide a vertical portal for radiologists, imaging managers, technologists, members of organized medicine, industry, and radiology practices to meet, transact, research, and collaborate on topics within the field of radiology with the ease and speed that only the Internet can provide. Organized into various sections of interest to the radiology community, AuntMinnie.com will set itself apart from other medical information sites by its singular and unified focus on radiology professionals, aggregating the information they require and facilitating the commerce in which they engage.

Results of Operations

Sales for the three months ended September 30, 1999 decreased 16.7% to $3.9 million from $4.7 million for the same period in 1998. Sales for the nine months ended September 30, 1999 increased 6.3% to $14.8 million from $13.9 million for the same period in 1998. Included in these amount are sales of the Company's digitizer products which declined to $2.6 million and $8.3 million for the three and nine month periods ended September 30, 1999 from $3.4 million and $8.3 million for the same periods in 1998, respectively. Sales of the ACR2000 product for the nine month period made up for the decline in the digitizers sales during that period, but lower sales of the ACR2000 product in the third quarter compared to earlier quarters resulted in the overall decrease for the three month period.

Gross profit for the three and nine months ended September 30, 1999 decreased to $1.3 million and $6.5 million, respectively, compared to $2.7 million and $7.9 million for the three and nine months ended September 30, 1998. Gross margin decreased to 34.7% and 44.2% for the three and nine months ended September 30, 1999 from 57.0% and 56.5% for the three and nine month periods ended September 30, 1998, primarily due to the transfer of the manufacturing engineering function from research and development to manufacturing overhead in late 1998 upon the completion of the ACR-2000, and lower sales volume. If sales volume of the ACR-2000 increases, the Company believes its gross margins should improve.

Sales and marketing expenses for the three and nine months ended September 30, 1999 increased 40.2% and 31.3% to $1.1 million and $2.6 million, respectively, from $777,000 and $2.0 million for the three and nine months ended September 30, 1998, respectively. The increase was due primarily to the establishment of AuntMinnie.com in July 1999 and the increased sales support for the ACR-2000, including expansion of the Company's direct sales force. The Company expects its sales and marketing expenses to increase to further develop and support the CR distribution channel and the AuntMinnie.com business. As a percentage of sales for the three and nine months ended September 30, 1999, these expenses increased to 28.1% and 17.5%, respectively, from 16.7% and 14.2% for the three and nine months ended September 30, 1998, respectively.

Research and development expenses for the three and nine months ended September 30, 1999 decreased 29.7% and 41.7% to $728,000 and $2.0 million, respectively, from $1.0 million and $3.4 million for the three and nine months ended September 30, 1998, respectively, due primarily to restructuring following the acquisition of CompuRAD and the transfer of the ACR-2000 project to manufacturing in late 1998. As a percentage of sales for the three and nine months ended September 30, 1999, these expenses also decreased to 18.8% and 13.4%, respectively, from 22.2% and 24.4% for the three and nine months ended September 30, 1998, respectively. The Company expects CR and video film digitizer development expenditures to remain constant and to incur additional research and development expenditures related to the AuntMinnie.com business.

General and administrative expenses increased 3.9% in the three months ended September 30, 1999 to $583,000 from $561,000 for the same period in 1998. The increase primarily relates to the establishment of AuntMinnie.com. As a percentage of sales, general and administrative expenses increased to 15.0% from 12.1% for the three months ended September 30, 1999 compared to 1998. For the nine months ended September 30, 1999 and 1998, general and administrative expenses were $2.0 million for each period. Economies achieved by the restructuring following the acquisition of CompuRAD were offset by costs incurred for the settlement of a lawsuit in 1999. The Company expects increased general and administrative expenditure related to the AuntMinnie.com business. As a percentage of sales for the nine months ended September 30, 1999, these expenses decreased to 13.4% from 14.4% for the same period in the prior year.

The Company recognized a benefit for income taxes for the three months ended September 30, 1999 of $333,000 due to the loss from continuing operations, compared to a provision of $190,000 for the same period in 1998. The provision for income taxes for continuing operations for nine months ended September 30, 1999 was $218,000, compared with $469,000 for the same period in 1998. The Company has provided a partial valuation allowance against the balance of its deferred tax assets remaining as of September 30, 1999. The Company expects continuing operations to be subject to an effective tax rate of approximately 39% for the remainder of 1999.

For the three months ended September 30, 1999, the Company recognized income from discontinued operations, net of tax, of $259,000 related to proceeds of a non-exclusive software license agreement executed in September 1999. For the nine months ended September 30, 1999, the loss from discontinued operations totaled $4.2 million, net of tax, and consisted primarily of write-downs of certain assets and accrual of costs related to closure of the Imagraph facility, and operating losses of Imagraph through June 3, 1999. This was offset by the proceeds of the technology transfer agreement, proceeds of the sale of other assets to Foresight, and proceeds of the non-exclusive software license agreement with a third party executed in September 1999. Losses of $124,000 and $268,000 in the three and nine months ended September 30, 1998, related to the net operating losses of the subsidiary. In future periods, the Company expects to continue to recognize income from the discontinued operations related to royalty payments to be paid by Foresight.

Liquidity and Capital Resources

At September 30, 1999, the Company's working capital was $19.6 million. The Company had cash, cash equivalents and short-term investments of approximately $16.0 million at September 30, 1999, compared with $17.7 million at December 31, 1998. The decrease is primarily due to $1.3 million used to repurchase 422,500 shares of the Company's common stock under its stock repurchase plan and $404,000 of expenditures for capital property and equipment, related to the upgrades to the manufacturing facility for production of the ACR-2000 and the establishment of AuntMinnie.com.

The Company believes that its existing cash, cash equivalents, short-term investments and funds to be generated by operations will satisfy the Company's cash flow requirements through at least 2000. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, the Company or its subsidiary, AuntMinnie.com, may be required to sell additional equity or debt securities or obtain bank or other credit facilities. There can be no assurance that the Company or its subsidiary will be able to sell such securities or obtain such credit facilities on acceptable terms in the future, if at all. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders.

Impact of the Year 2000

The rapid approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issue from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company has taken steps to address the impact, if any, of the Year 2000 issue on the operations of the Company. There can be no assurances that the review detected all potential failures of the Company's and/or third-party's computer systems. A significant failure of the Company's or a third-party's computer system could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain of the Company's software products currently installed at customer sites will require upgrade or other remediation to become Year 2000 compliant. The Company believes that it is not legally responsible for costs incurred by its customers to achieve their Year 2000 compliance. However, the Company has taken steps to identify affected customers, raise customer awareness related to noncompliance of the Company's older products, and assist the customer base to assess their risks. To date, costs incurred by the Company to assist the customer base in this matter have not been significant, but the Company could incur additional costs related to these actions over the next year. The potential impact on the Company's business, financial condition and results of operations is not known at this time.

Risk Factors

Significant Fluctuations in Operating Results. The Company reported a loss from continuing operations for the three months ended September 30, 1999. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company has experienced quarterly fluctuations in operating results caused by various factors, including the timing of orders by major customers, customer inventory levels, mergers and acquisitions by the Company's customers, shifts in product mix, the incurrence of acquisition-related costs by the Company and general conditions in the healthcare industry which have reduced capital equipment budgets and delayed or reduced the adoption of teleradiology, Picture Archiving and Communications Systems ("PACS") and mini-PACS. The Company expects that these fluctuations will continue.

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

Significant Risks Associated with Acquisitions. The integration of any acquisition will require special attention from management, which may temporarily distract its attention from the day-to-day business of the Company. Any acquisitions will also require integration of the companies' product offerings and coordination of research and development and sales and marketing activities. Furthermore, as a result of acquisitions, the Company may enter markets in which it has no or little direct prior experience. There can also be no assurance that the Company will be able to retain key technical personnel of an acquired company or recruit new management personnel for the acquired businesses, or that the Company will, or may in the future, realize any benefits as a result of such acquisitions. Acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt, one-time acquisition charges and amortization expenses related to goodwill and intangible assets, each of which could be significant and could materially adversely affect the Company's financial condition and results of operations. In addition, the Company believes that it may be required to expand and enhance its financial and management controls, reporting systems and procedures as it integrates acquisitions. There can be no assurance that the Company will be able to do so effectively, and failure to do so when necessary would have a material adverse effect upon the Company's business and results of operations.

New Product Development; Rapid Technological Change; Risk in Delays of Product Development. The market for the Company's products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and to respond to evolving customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments by its competitors or to changes in customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. In the past, the Company has experienced delays in the development and introduction of new products and product enhancements, and there can be no assurance that the Company will not experience such delays in the future. In addition, new product introductions or enhancements by the Company's competitors or the use of other technologies that do not depend on film digitization or computed radiography could cause a decline in sales or loss of market acceptance of the Company's products. In particular, several companies have announced developments leveraging the technology used in flat panel displays to produce high-resolution, two dimensional image sensor arrays that make it possible for x-ray images to be captured digitally without film or chemical processing. While this emerging technology, known as digital radiography ("DR"), is expensive, there can be no assurance that future advances in this technology or other technologies will not produce systems better positioned for the marketplace that will therefore reduce the digitizer and CR market to the then installed base of imaging systems. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely or cost-effective basis, and such failure could have a material adverse effect on the Company's business and results of operations. The Company established a new business entity, AuntMinnie.com, and is incurring costs to establish this business line. There can be no assurance that the Company will be successful in implementing and developing the radiology portal, meeting the expectations as to revenue generation, attracting executive talent, strategic partnerships and sponsors, competing with other internet sites, or achieving market acceptance by the radiology community, and such failure could have a material adverse effect on the Company's business and results of operations.

Risks Associated With Software Products. Software and systems as complex as those offered by the Company frequently contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered bugs and system errors in certain of its software enhancements, both before and after initial shipment. There can be no assurance that, despite testing by the Company, errors will not occur in the Company's products resulting in loss of, or delay in, the Company recognizing revenue or collecting payments for these products. The Company's reputation from such errors could also be damaged, resulting in fewer orders. Peripherals and hardware from third party manufacturers also may contain defects and incompatibilities which could adversely affect market acceptance of the Company's software products.

Long Sales Cycles. The OEM and System Integrator sales cycle for the Company's products is lengthy. The sales cycle of the Company's products is subject to delays associated with changes or the anticipation of changes in the regulatory environment affecting healthcare enterprises, changes in the customer's strategic system initiatives, competing information systems projects within the customer organization such as, but not limited to, the year 2000 compliance issues, consolidation in the healthcare industry in general, the highly sophisticated nature of the Company's software and competition in the PACS and teleradiology markets in general. The time required from initial contact to purchase order typically ranges from one to nine months, and the time from purchase order to delivery and recognition of revenue typically ranges from one to nine months. During the sales process, the Company expends substantial time, effort and funds preparing a contract proposal, demonstrating the software and negotiating the purchase order. For these and other reasons, the Company cannot predict when or if the sales process with a prospective customer will result in a purchase order.

Competition. Competition in the CR market is well established and includes Fuji, Agfa and Kodak. In addition, PhorMax plans to debut a desktop-sized CR in the near future. Furthermore, other healthcare and non-healthcare equipment companies not presently offering competing products may enter the CR market. Increased competition could result in price reduction, reduced gross margins and loss of market share, any of which could materially adversely effect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company in the CR area. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

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

Customer Concentration; Reliance on OEMs. For the nine months ended September 30, 1999, no customer represented more than 10% of the Company's total sales. A number of large customers accounted for a significant portion of the Company's backlog at September 30, 1999. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less 180 days. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 1999, the fair value of the Company's portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

From time to time, Lumisys makes certain capital equipment or other purchases denominated in foreign currencies. As a result, Lumisys' cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. Lumisys attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. At September 30, 1999, the Company had no purchase commitments denominated in foreign currencies.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
a). Exhibits furnished:
Exhibit
Number	Description of Document
21.1	Subsidiaries of the Company
27.1	Financial Data Schedule
(b). Reports on Form 8-K:
The Company filed no Current Reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LUMISYS INCORPORATED

Dated	November 12, 1999	By:	/s/ Phillip Berman
Phillip Berman, M.D.
Chief Executive Officer

	November 12, 1999		/s/ Dean MacIntosh
Dean MacIntosh
Vice President and Chief Financial
Officer (Principal Financial and
Accounting Officer)