Form 10-K
period 1999-12-31
LUMISYS INC \DE\
filed 2000-03-29
CIK 1001289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

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

Title of each Class

Common, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X /

As of March 10, 2000, there were issued and outstanding 9,240,805 shares of Common Stock; the aggregate market value of the shares of such stock held by nonaffiliates of the registrant was $40,344,374 as of the same date, assuming solely for purposes of this calculation that all directors and executive officers of the Registrant are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated By Reference

Portions of Lumisys Incorporated Proxy Statement for its Annual Stockholders Meeting to be held on June 15, 2000 (Part III).

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

Lumisys Incorporated ("Lumisys" or the "Company") designs, manufactures and markets computed radiography ("CR") systems that scan medical or industrial images from a reusable phosphor plate and a family of precision digitizers that convert medical images on film into digital format. Once in digital form, the medical images can be stored, transmitted, viewed, enhanced, manipulated and printed within a medical imaging network. The Company currently offers a comprehensive family of products for digitizing medical images under the Lumiscan label. These film digitizers process film-based images from all commercially available medical imaging modalities, including x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI"), ultrasound and nuclear medicine. The Company is a leading supplier of laser-based film digitizers, with sales of approximately 5,750 Lumiscan units since its first product was introduced in 1990. The company offers a family of DesktopCR™ devices under the brand names, ACR-2000, ACR-2000i and iLuminator. The company is the leading supplier of a new class of phosphor plate readers with its DesktopCR™ line, and has placed over 200 systems worldwide.

In 1999, the Company substantially completed its restructuring plan resulting from the 1997 merger with CompuRAD, a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. Utilizing the core technological competencies and market expertise of its software design and marketing groups, the Company developed AuntMinnie.com, a comprehensive Internet portal for radiologists and professionals in the medical imaging industry. AuntMinnie.com provides a vertical portal for radiologists, imaging managers, technologists, members of organized medicine, industry, and radiology practices to meet, transact, research, and collaborate on topics within the field of radiology with the ease and speed that only the Internet can provide. Organized into various sections of interest to the radiology community, AuntMinnie.com has set itself apart from other medical information sites by its singular and unified focus on radiology professionals, aggregating the information they require and facilitating the commerce in which they engage. The Company reports AuntMinnie.com as a separate segment to the rest of its business. See Note 4 to the Consolidated Financial Statements in Item 8.

In 1998, the Company introduced its first CR system for use in the medical market, the ACR-2000 DesktopCR™. The DesktopCR™ system utilized many of the design features of the CR system the Company developed for use in the industrial inspection market in 1996. The DesktopCR™ system reads medical or industrial images from reusable phosphor plates, replacing the need for film and film processing. This was followed in 1999 by the second generation model, the ACR-2000i DesktopCR™ with an integrated eraser, allowing users to automatically erase phosphor plates without removing them from the system. Also in 1999, the Company introduced the iLuminator, a unique image management system based upon the ACR-2000i DesktopCR™, providing digital x-ray acquisition with computed radiography, image viewing, permanent storage of the digital images, and if required, transmission of these images to local and/or remote sites. The iLuminator is a self-contained, fully integrated system that allows the user to completely replace film and chemistry and all their attendant costs and problems. The Company's CR systems are low cost, small systems and particularly suited for low volume environments.

In 1999, the Company established a direct sales force in order to supplement the established sales channels for the distribution of the DesktopCR™ line of products. In addition, the Company entered into an agreement with GE Healthcare Services, Inc. ("GE") under which GE will provide on-sight services for both the DesktopCR™ products and the iLuminator.

Lumisys intends to maintain and enhance its market leadership by leveraging its reputation for high quality, reliable and cost-effective products, broadening its product lines through internal product development, acquiring complementary businesses or technologies and penetrating new geographic markets. The Company sells its products primarily to original equipment manufacturers ("OEMs") and value added resellers ("VARs"), who then integrate the Company's products into teleradiology and Picture Archiving and Communication Systems ("PACS") and mini-PACS networks. Lumisys has established close working relationships with the leading suppliers of these systems including Emed Technologies, Agfa, GE, Kodak and Philips.

On June 3, 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging, LLC ("Foresight") under which certain assets and technology of the Company's Imagraph subsidiary were sold to Foresight. Also in 1999, the Company granted a non-exclusive sublicense agreement for the sale and distribution of HLimage++, a software product formally marketed through the Company's Imagraph subsidiary. All remaining operations of Imagraph were terminated. For 1999, the loss from discontinued operations totaled $4.2 million (net of tax). In future periods, the Company expects to continue to recognize income from the discontinued operations related to royalty payments to be paid by Foresight.

Industry Background

The use of medical images to diagnose and treat diseases and injuries has been an important medical tool since the invention of x-ray technology and the emergence of diagnostic radiology as a medical specialty. Today, radiologists review and interpret images from a variety of imaging modalities, including conventional, plain-film x-rays, CT, MRI, ultrasound and nuclear medicine. These modalities are used in a range of different applications requiring specialized equipment to produce images on film or video displays. Medical imaging has reduced the need for exploratory surgical procedures and has enabled clinicians to make faster and more precise diagnoses and prescribe more targeted courses of treatment. Medical imaging is used in all stages of the patient management cycle, from screening to diagnosis, treatment and post-treatment assessment.

The healthcare industry in the United States continues to change dramatically in response to the escalating costs associated with medical products and services. Continuing emphasis on lowering costs and optimizing resources has encouraged the healthcare industry to evolve toward managed regional healthcare systems. These changes in the healthcare industry are having a profound impact on the practice of radiology. In the past, radiologists were located in a medical facility close to the patient where they performed examinations and interacted face-to-face with the local clinician and the patient. As reimbursement for radiological interpretations has declined and utilization has increased, radiologists are under pressure to increase the number of interpretations and compete for business over much larger geographic areas. In addition, with the development of advanced medical imaging technologies, radiologists have been able to sub-specialize, becoming, for example, neuroradiologists, mammographers, orthopedic radiologists, angiographers or pediatric radiologists. The evolution toward managed regional healthcare systems and increasing radiologist specialization have resulted in a need to develop equipment and systems capable of transmitting and displaying medical images rapidly to and from remote locations.

Concurrent with these changes in radiology, the computing and telecommunications industries have experienced rapid growth and technological advancements. Today, high-quality medical images can be transmitted over broadband communication networks including the Internet. Trends in the healthcare market to lower costs and optimize resources combined with the rapid growth of digital communications networks accelerated the acceptance of teleradiology, the practice of radiology from remote locations. In teleradiology, medical images at the point of care are digitized and transmitted to central locations for interpretation, bringing the patient's information to the radiologist faster and at significantly lower cost than the traditional method of transporting the patient from the point-of-care facility to the diagnostic facility.

In addition, the digitization and transmission of medical images has enabled the formation of large-scale image storage and management networks known as PACS. PACS combine teleradiology, local area networks and medical information systems to facilitate (i) the management of medical images from various imaging modalities, (ii) the storage and retrieval of the images in large electronic archives, (iii) the manipulation and enhancement of such images for display at any time and at any workstation in the network and (iv) the integration of radiological information into existing patient management systems and hospital information systems. PACS, typically found in large regional hospitals and university research centers, minimize the risk of loss of the master image and reduce the overall costs of providing efficient radiology services. It is estimated that approximately 10% to 15% of medical films are lost, misplaced or misfiled, creating the need to take expensive duplicate images, delaying the delivery of quality medical care and resulting in increased medical costs. Additionally, 5% to 7% of medical x-rays are repeated for over- or under- exposure errors.

Increased adoption of teleradiology, PACS and more recently mini-PACS has occurred among healthcare providers in response to pressures to create a more efficient healthcare delivery system in the United States, Canada, Western Europe, Japan and Australia. In addition, many countries in South America and Asia are focusing on providing better healthcare and are investing in CT, MRI and other modern imaging modalities. These systems are now becoming common in smaller community hospitals and are starting to be provided as Application Service Provider models over the Internet. The Company believes that these countries present potential opportunities for the implementation of teleradiology systems and imaging networks.

Strategy

Lumisys is a leading suppler of DesktopCR™ systems and digitizers for medical film images and has established a reputation for delivering high-quality, reliable and cost-effective products. The Company intends to leverage this reputation by broadening its product line, exploiting new market opportunities and penetrating new geographic markets. The Company's strategy includes the following key elements:

Apply Core Technological Competencies to Develop New Products. Lumisys has developed expertise in electro-optics, image processing, circuit design, computing, software and communications for image digitization. The Company's strategy is to provide filmless Internet enabled appliances, consisting of PC-based hardware with standards-based application-specific software in order to enhance its core product line and address emerging market needs. In 1998, the Company introduced its DesktopCR™ system for use in the medical market utilizing its core technical competencies. In 1999, the Company introduced the ACR-2000i with an integrated eraser and the iLuminator image management system.

Acquire Complementary Products and Technology. The Company intends to continue to identify and acquire complementary businesses, products and technologies that offer Lumisys the ability to introduce new products and services, add core technological competencies and leverage existing strengths to provide better solutions for its target markets. In 1997, the Company acquired CompuRAD to add core technical competencies in software development and to leverage its existing strong OEM and VAR relationships in the medical imaging market. The acquisition of CompuRAD allowed the development of application software for the CR system in 1998 that reduced the Company's reliance on OEMs and VARs to provide the software component of the system. The acquisition of CompuRAD also allowed the development of the Internet portal AuntMinnie.com in 1999. In 1995, the Company acquired X-Ray Scanner Corporation ("XRS") to accelerate its development of a lower cost CCD-based film digitizer.

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

Penetrate New Geographic Markets. The Company believes that significant opportunities exist for international expansion, primarily in China, Canada, Western Europe, Latin America, Japan and Australia. The Company believes that these regions present potential opportunities for the implementation of teleradiology and mini-PACS systems. The Company intends to identify specific market dynamics in these foreign countries and design targeted products and systems for their medical imaging needs. The Company's development of a lower cost CCD-based film digitizer was the first step toward addressing some of the needs of these markets. The Company's CR products, which are much less expensive than other CR market offerings, are also particularly well suited for the international market. The company intends to market its products in these territories through a growing network of dealers, distributors and OEMs.

Establish Direct Sales Force Capacity. The Company has established a direct sales force in order to supplement the established sales channels for the distribution of the DesktopCR™ line of products and AuntMinnie.com. In addition, the Company entered into an agreement with GE Healthcare Services, Inc. ("GE") under which GE will provide on-sight services for both the DesktopCR™ products and the iLuminator. The Company currently has five salespeople located throughout the United States for the DesktopCR™ products and the iLuminator and three salespeople for AuntMinnie.com.

Products and Applications

The Company designs, manufactures and markets DesktopCR™ systems, Laser and CCD x-ray film digitizers, and application software to enable health care organizations to capture, store, distribute and display medical images over LANs, WANs and the Internet.

Computed Radiography. Lumisys' DesktopCR™ systems scan medical and industrial images from a reusable phosphor plate into digital format so that they may be networked into PACS and teleradiology systems. The scanned images and digitized film may be networked on a LAN, transmitted over telephone lines, high-speed leased lines or the Internet and may be compressed to reduce transmission time.

The Company introduced the Lumiscan 110 CR system in 1996. The CR system was designed specifically to capture information from storage phosphors rather than film. These digitizers were used for filmless radiography applications in the non-destructive test ("NDT") market. Inspection of pipes, valves, aircraft parts and other structural objects can be accomplished without the use of conventional silver halide emulsion radiographic films. In 1998, the Lumiscan 110 CR system was replaced by the ACR-2000 DesktopCR™, and in 1999 the Company introduced the ACR-2000i with an integrated eraser and the iLuminator image management system.

The DesktopCR™ is a medical grade CR system utilizing housings common with the Company's lightweight, tabletop x-ray film digitizers. The CR system incorporates much of the same technology and manufacturing techniques as the film digitizers. The DesktopCR™, however, digitizes images from re-usable storage phosphor plates in order to capture an x-ray image electronically instead of on film. The image is derived by reading the stored image on the phosphor plate with a laser light source. The DesktopCR™ is a mechanically simple system and is suited to low volume medical imaging environments such as emergency rooms, operating rooms, remote clinics and mobile applications. The DesktopCR™ is delivered to OEMs and System Integrators with application specific software running on Windows NT or as a component reader. The ACR-2000i DesktopCR™ CR with an integrated eraser allows users to automatically erase phosphor plates without removing them from the system.

The iLuminator, an image management system based upon the ACR-2000i DesktopCR™ CR, provides digital x-ray acquisition with computed radiography, image viewing, permanent storage of the digital images, and if required, transmission of these images to local and/or remote sites. The iLuminator is a self-contained, fully integrated system that allows the user to completely replace film and chemistry and all their attendant costs and problems.

Digitizer Products. The Lumiscan digitizer family consists of a full line of laser-based digitizers, incorporating lasers, precision optics, computer-controlled galvanometers and micropositioners, special purpose light detectors and analog as well as digital electronic circuitry. The Lumiscan digitizer product line also includes a CCD-based film digitizer that incorporates a proprietary light source and a high quality CCD detector. All Lumiscan systems, including the DesktopCR™ include sophisticated proprietary control software, input/output and driver software, and Windows NT application specific software.

The Lumiscan 50, 75 and 85, introduced in 1993, 1994 and 1996, respectively, utilize a common housing and are lightweight, tabletop units. The Lumiscan 75 is a tabletop digitizer designed for diagnostic resolution in PACS, mini-PACS and teleradiology applications. The Lumiscan 50 is a lower resolution version of the Lumiscan 75 product that is used primarily in non-diagnostic applications. The Lumiscan 85 is very high-resolution digitizer designed specifically to capture information from mammograms, pediatric x-rays and in non-destructive test applications. The Lumiscan 85 offers very high resolution allowing it to capture the wide dynamic range and requisite image information contained in these images, which are generally smaller and require a higher optical density to diagnose effectively. The Lumiscan 85 is also suitable for various Computer Assisted Diagnosis applications in mammography and other specialties.

The Lumiscan 20, introduced in 1996, is a less expensive film digitizer designed for use in less exacting applications and environments, where price is a more important factor than resolution and dynamic range. The Lumiscan 20 is cost-competitive, but exhibits superior image quality over other CCD-based products offered by the Company's competitors.

All of the tabletop film digitizer models may be purchased with a single sheet film feeder, an optional six-sheet feeder or a multi-sheet film feeder. The multi-sheet film feeder, introduced in 1998 allows the tabletop models to offer the same increase in operator productivity that was previously only available on the Company's earlier, larger model.

Software/Internet Products. Through the 1997 acquisition of CompuRAD, Lumisys expanded its product line to include software designed to enable healthcare organizations to capture, store, distribute and display medical images over LANs and WANs. The Company's products support on-call, off-site and in-hospital applications and run on DICOM networks. The product line includes capture products and workstation products. The capture products are bundled with and integrate the Company's film and CR digitizers into a PACS and teleradiology environment. The Company offers workstation software which enable PACS and teleradiology viewing on Windows NT PCs, ranging from commodity displays to multi-monitor 5 Megapixel displays. In addition, the Company offers software which integrates legacy and DICOM gamma cameras in Nuclear Medicine to PACS and teleradiology environments and viewing software which enables PACS and teleradiology viewing of specialized Nuclear Medicine images on Windows NT and '95 as well as a networking and communication server for the Nuclear Medicine environment. In 1999, the former CompuRAD development group developed and introduced AuntMinnie.com, an Internet portal for radiologists and professionals in the medical imaging industry.

AuntMinnie.com is an early stage development. The AuntMinnie.com website provides information on news, technology, education, reference materials, user groups, and eCommerce and is a facilitator for used equipment sales for the radiology community. AuntMinnie.com intends to generate revenue through the sale of corporate sponsorships and advertising on the various web pages and earn commissions on eCommerce and used equipment transactions. Currently, all development and marketing expenses are funded by the Company.

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

For the years 1999, 1998 and 1997, the Company's research and development expenditures were approximately $2.7, $4.3 and $3.7 million, respectively. These amounts represented 14.3%, 22.5% and 15.7% of total revenues in the respective periods. In 1999, research and development expenses were incurred primarily for the continuing development of the DesktopCR™, including the integrated eraser, iLuminator, updates and enhancement of existing software and the development of AuntMinnie.com. The software updates and enhancement program is focused on image processing, printing capability, user interface design and DICOM connectivity features. The AuntMinnie.com program focused on site infrastructure development, content digitization and business to business e-commerce technical implementation. As of December 31, 1999, the Company had 21 employees engaged in research and development activities.

Sales and Marketing

The Company sells its DesktopCR™ and film digitizers primarily to OEM, VAR and System Integrator customers who integrate these products into teleradiology and PACS networks. In 1999, the Company established a direct sales force in order to supplement the established sales channels for the distribution of the DesktopCR™ line of products and for selling sponsorships for AuntMinnie.com. The Company also sells its film digitizers to a few end-users, primarily university and medical research groups. Sales to international customers, primarily located in Europe, represented, 19%, 17% and 12% of total sales in 1999, 1998 and 1997, respectively.

The Company markets its products primarily through an internal sales organization. In addition, the Company exhibits its products at major trade shows and supports the OEMs, System Integrators, dealers, distributors and resellers with product literature and application notes for reference and distribution. At December 31, 1999, the Company had a staff of 16 sales and marketing personnel, with three individuals responsible for film digitizer products, nine individuals responsible for DesktopCR™ products, including a direct sales force of four, and four individuals responsible for AuntMinnie.com sponsorships, partnering and new business development. All of the sales personnel are supported by a technical support organization and the engineering staff is available to support the Company's customers when appropriate. The Company devotes a substantial portion of its marketing efforts to developing, monitoring and enhancing its relationships with existing customers and identifying and cultivating new customers entering the market. The loss of one or more customers or a change in their buying pattern could have a material effect on the Company's business and results of operations.

The Company emphasizes customer service and support by developing quality products, encouraging customer feedback through extensive contacts with key OEM and System Integrators and providing customers with telephone support. The technical support staff conducts a DesktopCR™ and film digitizer service training course for OEM and System Integrators personnel on a regular basis, providing the Company's customers with the expertise needed to install and support the Company's products. The Company provides a limited one-year parts and factory repair warranty to its customers. In 1999, the Company entered into an agreement with GE Healthcare Services, Inc. ("GE") under which GE will provide on-sight services for both the DesktopCR™ products and the iLuminator. At December 31, 1999, the Company had seven employees in customer service and support.

Manufacturing

The Company's manufacturing activities consist primarily of assembling and testing components and subassemblies acquired from qualified vendors as well as assembling, aligning, system testing and performing quality assurance inspection of the end product. The Company's CR and film digitizer facility operates under the FDA GMP and QSR guidelines and is a registered medical device manufacturer. In 1999, the Company received ISO 9001 Certification. At December 31, 1999, the Company had 48 employees in manufacturing and operations activities.

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

The Company's backlog at December 31, 1999 was approximately $1.4 million compared with $3.1 million at December 31, 1998. The Company includes in its backlog only orders for which a customer purchase order has been received and a delivery date within six months is anticipated.

Web Site Content

In 1999, the Company established an editorial staff to support AuntMinnie.com. The editorial staff generates and manages the content on the Internet portal. The editorial staff is supported by a large editorial advisory board consisting of radiologists and radiology professionals. At December 31, 1999 the Company had four employees in the content department. The content department expense is included in research and development until the site generates revenue. Once the site begins to generate revenues, the content expenses will be included in cost of goods sold. The site content includes radiology news, information about medical imaging vendors, products and services, education and training materials, online reference tools and an e-commerce marketplace. The radiology news includes both original articles and purchased news feed. The education and training materials include an online library of peer-reviewed journals, online continuing medical education ("CME") courses, a comprehensive listing of CME courses in the U.S., a conference calendar and an extensive library of teaching files. The reference tools include regulatory updates, medical imaging equipment market reports, white papers, practice guidelines, practice directory, patient education materials and DICOM conformance statements. The eCommerce marketplace currently includes book sales and intends to add personnel classifieds and supplies and commodities and will act as a facilitator for new and used equipment sales, financing and appraisal of medical imaging equipment.

Competition

Competition in the CR market is well established and includes Fuji, Agfa and Kodak. In addition, PhorMax and Digident plan to debut a desktop-sized CR in the near future. Furthermore, other healthcare and non-healthcare equipment companies not presently offering competing products may enter the CR market. Increased competition could result in price reduction, reduced gross margins and loss of market share, any of which could materially adversely effect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company in the CR area. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

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

Competition in the markets for PACS and teleradiology software products and services is intense and is expected to increase. The Company's software products support the Company's CR and film digitizers and do not generate significant income as stand-alone products. By bundling software with the CR and film digitizers the Company allows its OEM and VAR customers to utilize either the Company's software or at their discretion, their own or competing software. The principal providers of software in the PACS and teleradiology market are ISG, Applicare Medical Imaging B.V., Mitra Imaging Inc., and Emed Technologies Corporation. The success of the Company's software does not have a direct impact on the Company's financial condition or results of operations but rather brings additional value to the Company's CR and digitizer products.

Competition in the Internet portal business is intense and includes other vertical Internet portals focused on the radiology community such as Radiology.com, as well as companies offering eCommerce products using the Internet, such as Neoforma and companies offering content, products and services to a broader medical market, such as WebMD. Some of the Company's competitors and potential competitors may have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company in the Internet portal business. Many of the Company's competitors also currently have, or may develop or acquire, substantial market acceptance by the radiology community. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

Patents and Intellectual Property

The Company believes that the success of its business depends more on the technical competence and creativity of its employees and successful business execution than on patents, trademarks and copyrights. Although the Company has obtained several patents, it generally does not rely primarily on patent protection with respect to its products. As of January 31, 2000, the Company held or had a license to eleven United States patents, expiring between 2010 and 2014.

Competitors in the United States and in foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that may prevent, limit or interfere with the Company's ability to make and sell some of its products. Although the Company believes that its products do not infringe the patents or other proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company or that such claims will not be successful.

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

Government Regulation

The manufacturing and marketing of the Company's digitizers, CR products and software products are subject to extensive government regulation in the United States and in other countries, and the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. All of the Company's laser-based film digitizers, the CCD-based film digitizer, the CR digitizer and software products that are commercially available have received marketing clearance from the FDA via a 510(k) filing.

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

The Company is also required to register as a Class II medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"). As such, the Company may be inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's GMP, QSR and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, reporting of product malfunctions and other matters. The Company's software facility was inspected by the FDA in 1999 and was found to be compliant with the FDA's GMP regulations. The Company believes its CR and film digitizer facility will be inspected by the FDA in 2000.

Risk Factors

Except for the historical information contained herein, the discussion in this Form 10-K for the year ended December 31, 1999 contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and those discussed in other documents filed by the Company with the Securities and Exchange Commission.

Significant Fluctuations in Operating Results. The Company reported a loss from continuing operations for the year ended December 31, 1999. There can be no assurance that the Company will be profitable on a quarterly or annual basis in the future. The Company has experienced quarterly fluctuations in operating results caused by various factors, including the timing of orders by major customers, customer inventory levels, mergers and acquisitions by the Company's customers, shifts in product mix, the incurrence of acquisition-related costs by the Company, the incurrence of costs associated with discontinued operations of the Company and general conditions in the healthcare industry which have reduced capital equipment budgets and delayed or reduced the adoption of teleradiology, PACS and mini-PACS. The Company expects that these fluctuations will continue.

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

New Product Development in Hardware, Software and Internet Products; Uncertainty of Market Acceptance. The Company's success is dependent on market acceptance of its new and existing products. There can be no assurance that sales of new products will achieve significant market acceptance in the future. The market for PACS, teleradiology software and Internet products and services for radiology is uncertain. Current and future competitors are likely to introduce competing hardware, software and Internet products for radiology, making it difficult to predict the rate at which the market will grow, if at all, or the rate at which new or increased competition will result in market saturation. If the market for such Internet products, software and hardware fails to grow or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected.

The Company expects that the sales cycle for PACS and teleradiology software and CR hardware through the OEM, System Integrator sales channels and direct sales will be longer than that for its other existing hardware products. Accordingly, the Company's quarterly revenues and operating results may be subject to greater fluctuation. Additionally, the Company has limited experience in marketing, installing and supporting its software and CR hardware through these sales channels and direct sales, and there can be no assurance that the Company can obtain the necessary resources to market, install and support its PACS and teleradiology software and CR hardware in an efficient, cost-effective and competitive manner.

The Company has limited experience in Internet products and services and there can be no assurance that AuntMinnie.com will generate significant revenue. AuntMinnie.com will rely heavily on revenues derived from Internet advertising and sponsorships under short-term contacts, which are difficult to forecast accurately and which may prove to be an ineffective means of advertising for our current and potential clients. AuntMinnie.com's business services, while costly to develop, may fail to gain market acceptance. The Company has invested a significant amount of money and resources in the creation of business services, such as facilitating used imaging equipment sales, but such services are unproven and may fail to gain market acceptance. Because the market for these business services is new and evolving, it is difficult to predict the size of this market and its rate of growth, if any. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, the Company's business, financial condition and results of operations would be materially adversely affected.

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

New Product Development; Rapid Technological Change; Risk in Delays of Product Development. The market for the Company's products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products, to develop and introduce new products that keep pace with technological developments and to respond to evolving customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments by its competitors or to changes in customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. In the past, the Company has experienced delays in the development and introduction of new products and product enhancements, and there can be no assurance that the Company will not experience such delays in the future. In addition, new product introductions or enhancements by the Company's competitors or the use of other technologies that do not depend on film digitization or computed radiography could cause a decline in sales or loss of market acceptance of the Company's hardware and software products. In particular, several companies have announced developments leveraging the technology used in flat panel displays to produce high-resolution, two dimensional image sensor arrays that make it possible for x-ray images to be captured digitally without film or chemical processing. While this emerging technology, known as digital radiography ("DR"), is expensive, there can be no assurance that future advances in this technology or other technologies will not produce systems better positioned for the marketplace that will therefore reduce the digitizer and CR market to the then installed base of imaging systems. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely or cost-effective basis, and such failure could have a material adverse effect on the Company's business and results of operations.

The Company established a new business entity, AuntMinnie.com, and is incurring costs to establish this business line. There can be no assurance that the Company will be successful in implementing and developing the radiology portal, meeting the expectations as to revenue generation, attracting executive talent, strategic partnerships and sponsors, competing with other internet sites, or achieving market acceptance by the radiology community, and such failure could have a material adverse effect on the Company's business and results of operations. AuntMinnie.com may have difficulty scaling and adapting existing architecture and infrastructure to accommodate increased traffic and technology advances. In the future, AuntMinnie.com may be required to make significant changes to architecture including moving to a completely new architecture. If AuntMinnie.com is required to switch architectures, the Company would incur substantial costs and users may experience delays or interruptions in service. Delays or interruptions in service may cause users to become dissatisfied with AuntMinnie.com and move to competing providers of online services. Further, to the extent that demand for AuntMinnie.com's services increase, the Company will need to expand its infrastructure, including the capacity of its hardware servers and the sophistication of its software. This expansion is likely to be expensive and complex and require additional technical expertise. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to AuntMinnie.com's architecture would have a material adverse effect on the Company's business and results of operations.

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

Risks Associated With the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including the lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, or the lack of timely development and commercialization of performance improvements.

AuntMinnie.com's operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event. AuntMinnie.com's operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, substantially all of AuntMinnie.com's network infrastructure is located in Tucson, Arizona. The Company does not have multiple site capacity in the event of any such occurrence. Despite the Company's implementation of network security measures, its servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with the Company's computer systems. The Company's business interruption insurance may not be sufficient to compensate the Company for losses that may occur as a result of any of these events. Such events could have a material adverse effect on the Company's business and results of operations.

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

Competition Competition in the CR market is well established and includes Fuji, Agfa and Kodak. In addition, PhorMax and Digident plan to debut a desktop-sized CR in the near future. Furthermore, other healthcare and non-healthcare equipment companies not presently offering competing products may enter the CR market. Increased competition could result in price reduction, reduced gross margins and loss of market share, any of which could materially adversely effect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company in the CR area. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

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

Competition in the markets for PACS and teleradiology software products and services is intense and is expected to increase. The Company's software products support the Company's CR and film digitizers and do not generate significant income as stand-alone products. By bundling software with the CR and film digitizers the Company allows its OEM and VAR customers to utilize either the Company's software or at their discretion, their own or competing software. The principal providers of software in the PACS and teleradiology market are ISG, Applicare Medical Imaging B.V., Mitra Imaging Inc., and Emed Technologies Corporation. The success of the Company's software does not have a direct impact on the Company's financial condition or results of operations but rather brings additional value to the Company's CR and digitizer products.

Competition in the Internet portal business is intense and includes other vertical Internet portals focused on the radiology community such as Radiology.com, as well as companies offering e-commerce products using the Internet, such as Neoforma and companies offering content, products and services to a broader medical market, such as WebMD. Some of the Company's competitors and potential competitors may have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company in the Internet portal business. Many of the Company's competitors also currently have, or may develop or acquire, substantial market acceptance by the radiology community. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

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

Customer Concentration; Reliance on OEMs. For the year ended December 31, 1999, no customer represented more than 10% of the Company's total sales. A number of large customers accounted for a significant portion of the Company's backlog at December 31, 1999. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations.

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

Third Party Content. The future success of AuntMinnie.com depends in part on its ability to aggregate compelling content and deliver that content through its online properties. Much of the content that attracts users to AuntMinnie.com, such as news items, CME, industry standards and regulations, stock quotes and weather reports is licensed from third parties such as Massachusetts General Physicians Organization, Reuters and The Weather Channel. Many of AuntMinnie.com's content licenses with third parties are non-exclusive and extend for a period of less than two years. There can be no guarantee that such licenses will be renewed upon their expirations or that other radiology Internet portals will not be able to offer similar or identical content. If AuntMinnie.com is unable to license or acquire compelling content for its Internet site from third parties, or if other companies are able to broadcast content that is similar to or the same as that provided by AuntMinnie.com, the number of users on AuntMinnie.com may not grow at all or at a slower rate than anticipated, which would decrease advertising and e-commerce revenue and would have a material adverse effect on the Company's business and results of operations.

Government Regulation. The manufacturing and marketing of the Company's digitizers, CR products and software products are subject to extensive government regulation in the United States and in other countries, and the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. If a medical device manufacturer can establish that a newly developed device is "substantially equivalent" to a device that was legally marketed prior to May 1976, the date on which the Medical Device Amendments of 1976 were enacted, or to a device the FDA found to be substantially equivalent to a legally marketed pre-1976 device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Receipt of 510(k) clearance normally takes at least three months, but may take much longer and may require the submission of clinical safety and efficacy data to the FDA. All of the Company's laser-based film digitizers, the CCD-based film digitizer, CR product and software products that are commercially available have received 510(k) clearance. There can be no assurance that 510(k) clearance for any future product or any modification of an existing product will be granted, or that the process will not be unduly lengthy. In the future, the FDA may require manufacturers of certain medical devices to engage in a more thorough and time consuming approval process than the 510(k) process, which could have a material adverse effect on the Company's business and results of operations.

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

AuntMinnie.com is subject to U.S. and foreign government regulation of the Internet, the impact of which is difficult to predict. There are currently few laws or regulations directly applicable to the Internet. The application of existing laws and regulations to AuntMinnie.com relating to issues such as user privacy, defamation, pricing, advertising, taxation, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, AuntMinnie.com will also be subject to new laws and regulations directly applicable to AuntMinnie.com's activities. Any existing or new legislation applicable to AuntMinnie.com could expose the Company to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Internet.

AuntMinnie.com posts privacy policies concerning the use and disclosure of user data. Any failure by the Company to comply with the posted privacy policies could have a material adverse effect on the Company's business, financial condition and results of operations.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute AuntMinnie.com for violations of their laws. AuntMinnie.com might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company periodically enters into arrangements to offer third-party products, services or content under the AuntMinnie.com brand or via distribution on AuntMinnie.com, including stock quotes and trading information. AuntMinnie.com may be subject to claims concerning these products, services or content by virtue of AuntMinnie.com's involvement in marketing, branding, broadcasting or providing access to them, even if AuntMinnie.com does not host, operate, provide, or provide access to these products, services or content. While the agreements with these parties often provide that AuntMinnie.com will be indemnified against such liabilities, such indemnification may not be adequate. It is also possible that, if any information provided directly by AuntMinnie.com contains errors or is otherwise negligently provided to users, third parties could make claims against the Company. Investigating and defending any of these types of claims is expensive, even to the extent that the claims do not result in liability.

Volatility of Stock Prices. The market price of the Company's common stock has been and may continue to be volatile. This volatility may result from a number of factors, including fluctuations in the Company's quarterly revenues and net income, announcements of technical innovations or new commercial products by the Company or its competitors, and conditions in the market for the teleradiology and health care industry, for PACS and teleradiology products, healthcare information systems and Internet products and services for the radiology community. Also, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market prices of securities, particularly those of medical technology companies, and which often have been unrelated to the operating performance of the companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in future periods.

Executive Officers

The executive officers of the Company and their ages as of February 28, 1999 are as follows:
Name	Age	Position
Phillip Berman	46	Chief Executive Officer and Director
Dean MacIntosh	41	Vice President and Chief Financial Officer
Karen Klause	46	President, AuntMinnie.com
John M. Burgess	57	Vice President, Sales
Duncan Moffat	38	Vice President, Operations
John Sadler	41	Chief Technical Officer

Phillip Berman, M.D., has served as a member of the Company's Board of Directors and President since joining the Company in November 1997 as a result of the acquisition of CompuRAD. In August 1998, Dr. Berman was appointed Chief Executive Officer. Dr. Berman founded CompuRAD, a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care, and served as Chairman, President and Chief Executive Officer of CompuRAD since 1992. After practicing medicine in New York, Dr. Berman founded Arizona State Radiology, P.C., a radiology practice in Tucson, Arizona in 1988. Dr. Berman served as President of ASR until 1995 and as Chairman of Radiology of St. Mary's Hospital in Tucson through 1992.

Dean MacIntosh was appointed as Lumisys' Chief Financial Officer in August 1998. Ms. MacIntosh has served as Vice President, Finance since February, 1997, and joined Lumisys as Controller in August 1995. From 1987 to 1995, Ms. MacIntosh worked at SSE Telecom, Inc., a satellite communications company where she last held the position of Vice President, Administration and Corporate Controller.

Karen Klause joined Lumisys as President of AuntMinnie.com in August, 1999. From 1995 to 1999, Ms. Klause was President and CEO of Digirad Corporation, a developer of solid-state detector technology for use in medical and non-medical applications. Prior to Digirad, Ms. Klause held several key management positions between 1984 and 1995 at Hybritech Incorporated, a subsidiary of Eli Lilly and Company, including Vice President of Strategic Planning and Vice President of Sales and Marketing for the InVivo Imaging and Therapeutics division.

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

John Sadler joined the Company as Chief Technical Officer in December 1999. From 1994 to 1999, Mr. Sadler served as Manager of Software and Systems at Agilent Technologies, leading the architecture and development of a web-enabled informatics platform for Gene Expression analysis. Prior to Agilent, Mr. Sadler held management positions at Octel Communications Corporation, maker of voice messaging systems, and Sophia Systems, a maker software and electronic design tools, and technical lead positions at Hewlett-Packard Company.

Item 2. Properties

The Company's principal facilities are located in Sunnyvale, California, Tucson, Arizona, and San Diego, California. Corporate headquarters are located in the Sunnyvale facility, an approximately 25,000 square foot facility leased through December 2000. The Tucson facility, which houses the software and Internet technical department, is located in an approximately 20,000 square foot building leased through September 2001. The San Diego facility, an approximately 2,000 square foot facility, leased through April 2000, is the headquarters for the Company's AuntMinnie.com subsidiary. The Company believes that its existing facilities are adequate for its current needs but may require more space as its business expands.

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

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II.

Item 5. Market For the Registrant's Common Equity and Related Stockholder Matters

The Company's common stock commenced trading on the Nasdaq National Market on November 15, 1995, under the symbol LUMI. As of March 10, 2000, there were approximately 180 shareholders of record.

The following table sets forth for the periods indicated, the high and low closing sale prices of the Company's common stock.

		High	Low
Fiscal 1999	Fourth Quarter	$3.88	$2.31
	Third Quarter	$3.75	$2.25
	Second Quarter	$4.13	$2.56
	First Quarter	$4.38	$2.69
Fiscal 1998	Fourth Quarter	$4.81	$2.91
	Third Quarter	$4.19	$2.88
	Second Quarter	$5.44	$3.44
	First Quarter	$5.75	$3.78

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

	Year ended December 31,
	1999	1998	1997	1996	1995
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Sales	$19,167	$19,163	$23,489	$23,226	$16,511
Cost of sales	10,979	8,877	10,255	10,024	8,194
Gross profit	8,188	10,286	13,234	13,202	8,317
Operating expenses:
Sales and marketing	3,704	2,745	4,977	4,199	1,751
Research and development	2,748	4,312	3,684	2,398	1,660
General and administrative	2,651	2,690	3,864	2,937	1,811
Merger and related costs	---	---	4,159	---	---
Acquired in-process research and development	---	---	---	---	1,442
Total operating expenses	9,103	9,747	16,684	9,534	6,664
Income (loss) from operations (1)	(915)	539	(3,450)	3,668	1,653
Interest income, net	784	926	1,119	977	211
Income (loss) from continuing operations before income taxes	(131)	1,465	(2,331)	4,645	1,864
Provision (benefit) for income taxes	---	571	1,145	1,728	(440)
Net income (loss) from continuing operations	(131)	894	(3,476)	2,917	2,304
Discontinued operations, net of income taxes (2)	(4,168)	(212)	127	(102)	(503)
Net income (loss)	$(4,299)	$682	$(3,349)	$2,815	$1,801

Net income (loss) from continuing operations per share (3):
Basic	$(0.01)	$0.09	$(0.34)	$0.30	$0.34
Diluted	$(0.01)	$0.09	$(0.34)	$0.30	$0.32
Net income (loss) per share (3):
Basic	$(0.46)	$0.07	$(0.33)	$0.29	$0.27
Diluted	$(0.46)	$0.07	$(0.33)	$0.29	$0.25
Shares used to compute net income (loss) from continuing operations per share (3):
Basic	9,427	9,913	10,080	9,598	6,714
Diluted	9,427	10,074	10,080	9,760	7,236
Shares used to compute net income (loss) per share (3):
Basic	9,427	9,913	10,080	9,598	6,714
Diluted	9,427	10,074	10,080	9,760	7,236

	December 31,
	1999	1998	1997	1996	1995
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$16,358	$17,658	$24,529	$22,490	$15,396
Working capital	19,255	22,642	27,373	28,768	18,497
Total assets	24,027	30,606	34,418	33,241	23,321
Long-term obligations	164	146	130	118	642
Accumulated deficit	(8,024)	(3,725)	(4,407)	(1,058)	(3,873)
Stockholders' equity	19,660	25,168	27,849	29,706	18,518

--------------------------------

  In November 1997, the Company recorded a one-time charge of $4,159 related to the merger with CompuRAD and in March 1995, the Company recorded a one-time charge of $1,442 related to acquired in-process research and development. See Note 3 of Notes to Consolidated Financial Statements.
  In June 1999, the Company recorded a one-time non-cash charge of $4,000 related to the discontinuance of operations of the Imagraph division See Note 5 of Notes to Consolidated Financial Statements.
  See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating net income (loss) from continuing operations per share and net income (loss) per share.

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

Overview

Lumisys Incorporated designs, manufactures and markets computed radiography ("CR") systems that scan medical or industrial images from a reusable phosphor plate and a family of precision digitizers that convert medical images on film into digital format. Once in digital form, the medical images can be stored, transmitted, viewed, enhanced, manipulated and printed within a medical imaging network. The Company currently offers a comprehensive family of products for digitizing medical images under the Lumiscan label. These CR and film digitizers process images from all commercially available medical imaging modalities, including x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI"), ultrasound and nuclear medicine. The Company is the leading supplier of laser-based film digitizers, with sales of approximately 5,750 Lumiscan units since its first product was introduced in 1990.

In 1999, the Company substantially completed its restructuring plan resulting from the 1997 merger with CompuRAD, a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. The Company currently sells its software products exclusively to its existing OEM and VAR customers or bundled with its family of laser and CCD film digitizers and its DesktopCR™ products. Utilizing the core technological competencies and market expertise of the software design and marketing groups, the Company developed AuntMinnie.com, a comprehensive Internet portal for radiologists and professionals in the medical imaging industry. AuntMinnie.com provides a vertical portal for radiologists, imaging managers, technologists, members of organized medicine, industry, and radiology practices to meet, transact, research, and collaborate on topics within the field of radiology with the ease and speed that only the Internet can provide. Organized into various sections of interest to the radiology community, AuntMinnie.com has set itself apart from other medical information sites by its singular and unified focus on radiology professionals, aggregating the information they require and facilitating the commerce in which they engage. AuntMinnie.com intends to generate revenue through the sale of corporate sponsorships and advertising on the various web pages and earn commissions on eCommerce and used equipment transactions. Currently, all development and marketing expenses are funded by the Company.

In 1998, the Company introduced its first CR system for use in the medical market, the ACR-2000 DesktopCR™. The DesktopCR™ system utilized many of the design features of the CR system the Company developed for use in the industrial inspection market in 1996. The DesktopCR™ system reads medical or industrial images from reusable phosphor plates, replacing the need for film and film processing. This was followed in 1999 by the second generation model, the ACR-2000i DesktopCR™ CR with an integrated eraser, allowing users to automatically erase phosphor plates without removing them from the system. Also in 1999, the Company introduced the iLuminator, a unique image management system based upon the ACR-2000i DesktopCR™ CR, providing digital x-ray acquisition with computed radiography, image viewing, permanent storage of the digital images, and if required, transmission of these images to local and/or remote sites. The iLuminator is a self-contained, fully integrated system that allows the user to completely replace film and chemistry and all their attendant costs and problems. The Company's CR systems are low-cost, small systems and particularly suited for low volume environments.

In 1999, the Company established a direct sales force in order to supplement the established sales channels for the distribution of the DesktopCR™ line of products. In addition, the Company entered into an agreement with GE Healthcare Services, Inc. ("GE") under which GE will provide on-sight services for both the DesktopCR™ products and the iLuminator.

On June 3, 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging, LLC ("Foresight") under which certain assets and technology of the Company's Imagraph subsidiary were sold to Foresight. Also in 1999, the Company granted a non-exclusive sublicense agreement for the sale and distribution of HLimage++, a software product formally marketed through the Company's Imagraph subsidiary. All remaining operations of Imagraph were terminated. For 1999, the loss from discontinued operations totaled $4.2 million (net of tax). In future periods, the Company expects to continue to recognize income from the discontinued operations related to royalty payments to be paid by Foresight.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data for continuing operations as a percentage of sales:
	Year ended December 31,
	1999	1998	1997
Sales	100.0%	100.0%	100.0%
Cost of sales	57.3	46.3	43.7
Gross profit	42.7	53.7	56.3
Operating expenses:
Sales and marketing	19.3	14.3	21.2
Research and development	14.3	22.5	15.7
General and administrative	13.9	14.1	16.5
Merger and related costs	---	---	17.6
Total operating expenses	47.5	50.9	71.0
Income (loss) from operations	(4.8)	2.8	(14.7)
Interest income, net	4.1	4.8	4.8
Income (loss) from continuing operations before income taxes	(0.7)	7.6	(9.9)
Provision for income taxes	---	3.0	4.9
Income (loss) from continuing operations	(0.7)	4.6	(14.8)

Fiscal 1999 Compared with Fiscal 1998

Sales. Sales for both 1999 and 1998 were $19.2 million. Included in this amount are sales of the Company's digitizer products which declined to $11.5 million in 1999 from $14.1 million in the previous year. The decrease was due to the continued softening of the domestic digitizer business and the consolidation among domestic OEM customers, partially offset by an increase in international digitizer sales. This decline was also offset by sales of $5.5 million in 1999, compared to $707,000 in 1998, for the ACR-2000 product which was introduced in December 1998. In addition, revenue related to sale of the Company's software products decreased in 1999, as the Company no longer markets its software products. No customers accounted for more than 10% of the Company's sales in either 1999 or 1998. The Company typically does not obtain long-term volume purchase contracts from its customers, and a substantial portion of the Company's backlog is scheduled for delivery within 60 days or less. Customers may cancel orders and change volume levels or delivery times without penalty. Sales and operating results therefore depend on the volume and timing of the backlog as well as bookings received during the period. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall.

Gross profit. Gross profit decreased to $8.2 million in 1999 from $10.3 million in 1998. Gross margin decreased to 42.7% from 53.7% primarily due to the transfer of the manufacturing engineering function from research and development to manufacturing overhead in late 1998 upon the completion of the ACR-2000 and lower sales volume. If sales volume of the ACR-2000 increases in the future, the Company believes its gross margins will improve.

Sales and marketing. Sales and marketing expenses increased in 1999 to $3.7 million from $2.7 million in 1998. As a percentage of sales, these expenses increased to 19.3% in 1999 from 14.3% in 1998. The increases were due primarily to expansion of the Company's direct sales force to supplement the distribution channel for the ACR-2000 and to obtain revenues for AuntMinnie.com. In addition, the Company has incurred and will continue to incur significant expenses relating to the marketing of AuntMinnie.com to the radiology community. The Company expects its sales and marketing expenses to increase to further develop and support the CR distribution channel and AuntMinnie.com.

Research and development. Research and development expenses decreased in 1999 to $2.7 million from $4.3 million in 1998, primarily due to a reduction in development projects due to the restructuring following the acquisition of CompuRad. In addition, the ACR-2000 project was completed and transferred to manufacturing in late 1998. As a percentage of sales, research and development expenses decreased to 14.3% in 1999 from 22.5% in 1998. The Company expects CR product development expenditures to remain constant and to incur additional research and development expenditures related to AuntMinnie.com.

General and administrative. General and administrative expenses remained constant at $2.7 million for 1999 and 1998. As a percentage of sales, general and administrative expenses also remained relatively constant at 13.7% and 14.0% in 1999 and 1998, respectively. Economies achieved by the restructuring following the acquisition of CompuRAD were offset by costs incurred for the settlement of a lawsuit in 1999 and the expenses related to AuntMinnie.com. The Company expects increased general and administrative expenditures related to AuntMinnie.com.

Income taxes. The Company recorded a provision for income taxes for continuing operations of $571,000 in 1998 and due to the loss from continuing operations, no provision in 1999. At December 31, 1999, the Company had net operating loss carryforwards for federal and state income taxes purposes of approximately $5.8 million and $2.0 million, respectively; such carry-forwards expire through 2018 but are substantially limited per year. See Note 7 of the Notes to Consolidated Financial Statements. The Company expects to be subject to an effective tax rate of approximately 39% in 2000, absent changes in any applicable statutory tax rate; however, based on the net operating loss carryforwards position at December 31, 1999, the Company only expects to pay the alternative minimum tax rate of 2% for federal and 7% for state.

Discontinued operations. On June 3, 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging, LLC ("Foresight") under which certain assets and technology of the Company's Imagraph subsidiary were sold to Foresight. All remaining operations of Imagraph were terminated. For 1999, the loss from discontinued operations totaled $4.2 million (net of tax) and consisted primarily of write-downs of certain assets and accrual of costs related to closure of the Imagraph facility, and operating losses of Imagraph through June 3, 1999. These charges were partially offset by the proceeds of the technology transfer agreement, proceeds of the sale of other assets to Foresight, and proceeds of a non-exclusive software license agreement with a third party completed in September 1999. The loss of $212,000 in 1998 related to the net operating losses of Imagraph. In future periods, the Company expects to continue to recognize income from the discontinued operations related to royalty payments to be paid by Foresight.

Fiscal 1998 Compared with Fiscal 1997

Sales. Sales decreased 26.0% in 1998 to $19.2 million from $23.5 million in 1997. The decrease was due to the continued softening of the domestic digitizer business, the consolidation among domestic OEM customers and lower software sales as compared to 1997. This was partially offset by an increase in international digitizer sales. In the fourth quarter 1998, the Company began shipping a computed radiography system for the medical market, the ACR-2000. No customer accounted for more than 10% of the Company's sales in either 1998 or 1997.

Gross profit. Gross profit decreased 21.3% in 1998 to $10.3 million from $13.1 million in 1997. Gross margin decreased to 53.7% from 56.3% primarily due to increased manufacturing overhead costs related to the introduction of the ACR-2000 and lower software sales which have a higher gross profit than hardware sales.

Sales and marketing. Sales and marketing expenses decreased in 1998 to $2.7 million from $5.0 million in 1997, primarily due to the restructuring of the sales and marketing force following the acquisition of CompuRAD. The Company has changed the software product strategy from targeting both direct end-user customers as well as VAR and OEM customers to focus on supplying software components to OEMs and System Integrators only. As a percentage of sales, these expenses decreased to 14.3% in 1998 from 21.2% in 1997.

Research and development. Research and development expenses increased in 1998 to $4.3 million from $3.7 million in 1997, primarily due to expenditures related to the development of the ACR-2000. As a percentage of sales, research and development expenses also increased to 22.5% in 1998 from 15.7% in 1997.

General and administrative. General and administrative expenses decreased in 1998 to $2.7 million from $3.9 million in 1997. As a percentage of sales, these expenses decreased to 14.0% in 1998 from 16.5% in 1997. The decrease was primarily due to restructuring following the acquisition of CompuRAD.

Income taxes. The Company recorded a provision for income taxes of $571,000 and $1.1 million in 1998 and 1997, respectively.

Discontinued operations. The loss of $212,000 for 1998 and gain of $127,000 for 1997, were results of operations of Imagraph, net of taxes.

Liquidity and Capital Resources

The Company has financed its operations primarily from net cash provided by operations. In 1998, one-time payments related to the acquisition of CompuRAD resulted in a reduction in cash of $1.0 million compared to cash provided by operations of $112,000 in 1999 and $889,000 in 1997. Beginning in 1997, the Company executed a stock repurchase plan resulting in cash expenditures of $1.3 million, $3.6 million and $0.6 million in 1999, 1998 and 1997, respectively. In 1998, the Company made a one-time payment of $2.0 million related to the purchase of software.

At December 31, 1999, the Company's working capital was $19.3 million. The Company had cash, cash equivalents and short-term investments of approximately $16.4 million at December 31, 1999, compared with $17.7 million at December 31, 1998. The Company believes that its existing cash, cash equivalents, short-term investments and funds to be generated by operations will satisfy the Company's cash flow requirements through at least 2000. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, the Company or its subsidiary, AuntMinnie.com, may be required to sell additional equity or debt securities or obtain bank or other credit facilities. There can be no assurance that the Company or its subsidiary will be able to sell such securities or obtain such credit facilities on acceptable terms in the future, if at all. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders.

Impact of the Year 2000

The Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company has recently implemented new information systems and accordingly has not encountered any internal Year 2000 issue from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. To date, the Company has not encountered any Year 2000 issues with these third parties. The Company completed an analysis to address the impact, if any, of the Year 2000 issue on the operations of the Company. There can be no assurances that this review detected all potential failures of the Company's and/or third-party's computer systems. A significant failure of the Company's or a third-party's computer system could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain software products currently installed at customer sites require upgrade or other remediation to become year 2000 compliant. The Company believes that it is not legally responsible for costs incurred by its customers to achieve their year 2000 compliance. However, the Company has taken steps to identify affected customers, raise customer awareness related to noncompliance of the Company's older products, and assist the customer base to assess their risks. The Company may see increasing customer satisfaction costs related to these actions over the next few years. The potential impact on the Company's business, financial condition and results of operations is not known at this time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than 180 days. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1999, the fair value of the Company's portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

From time to time, Lumisys makes certain capital equipment or other purchases denominated in foreign currencies. As a result, Lumisys' cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. Lumisys attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. At December 31, 1999, the Company had no purchase commitments denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data

The Company's consolidated financial statements required by this item are set forth below.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

All other financial statement schedules are omitted because the information called for is not present in amounts sufficient to require submission of the schedules or because the information is shown either in the consolidated financial statements or the notes thereto.

Report of Independent Accountants

To the Board of Directors and Stockholders of Lumisys Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lumisys Incorporated and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California

January 26, 2000

LUMISYS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)
	December 31,	December 31,
	1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$6,393	$10,651
Short-term investments	9,965	7,007
Accounts receivable, net of allowances of $1,871 and $717	2,068	4,206
Inventories	2,585	4,046
Deferred tax assets	1,453	1,453
Other current assets	994	571
Total current assets	23,458	27,934
Property and equipment, net	569	753
Purchased software, net	---	1,919
	$24,027	$30,606
LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$510	$1,601
Accrued expenses	3,151	2,791
Merger and related costs	542	900
Total current liabilities	4,203	5,292
Note payable to related party	164	146
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	---	---
Common stock, $0.001 par value; 25,000 shares authorized; 9,240 and 9,597 shares issued and outstanding, respectively	9	10
Additional paid-in capital	27,675	28,887
Accumulated deficit	(8,024)	(3,725)
Deferred compensation	---	(4)
Total stockholders' equity	19,660	25,168
	$24,027	$30,606

The accompanying notes are an integral part of these financial statements.

LUMISYS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	1999	1998	1997
Sales	$19,167	$19,163	$23,489
Cost of sales	10,979	8,877	10,255
Gross profit	8,188	10,286	13,234
Operating expenses:
Sales and marketing	3,704	2,745	4,977
Research and development	2,748	4,312	3,684
General and administrative	2,651	2,690	3,864
Merger and related costs	---	---	4,159
Total operating expenses	9,103	9,747	16,684
Income (loss) from operations	(915)	539	(3,450)
Interest income, net	784	926	1,119
Income (loss) from continuing operations before income taxes	(131)	1,465	(2,331)
Provision for income taxes	---	571	1,145
Net income (loss) from continuing operations	(131)	894	(3,476)
Discontinued operations, net of income taxes	(4,168)	(212)	127
Net income (loss)	$(4,299)	$682	$(3,349)

Net income (loss) from continuing operations per share:
Basic	$(0.01)	$0.09	$(0.34)
Diluted	$(0.01)	$0.09	$(0.34)
Net income (loss) per share:
Basic	$(0.46)	$0.07	$(0.33)
Diluted	$(0.46)	$0.07	$(0.33)
Shares used to compute net income (loss) from continuing operations per share:
Basic	9,427	9,913	10,080
Diluted	9,427	10,074	10,080
Shares used to compute net income (loss) per share:
Basic	9,427	9,913	10,080
Diluted	9,427	10,074	10,080

The accompanying notes are an integral part of these financial statements.

LUMISYS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Notes Receivable From Stockholders	Deferred Compensation Related to Stock Options	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1996	9,994	$10	$30,902	$(1,058)	$(114)	$(34)	$29,706
Exercise of stock options	346	---	145	---	---	---	145
Tax benefit for disqualified depositions and exercise of non-qualified stock option	---	---	1,080	---	---	---	1,080
Payments on notes receivable from stockholders	---	---	---	---	114	---	114
Issuance of common stock in connection with purchase of Star Technologies, Inc.	93	---	588	---	---	---	588
Buy back of common stock	(90)	---	(563)	---	---	---	(563)
Issuance of common stock under employee stock purchase plan	27	---	113	---	---	---	113
Other	---	---	---	---	---	15	15
Net loss	---	---	---	(3,349)	---	---	(3,349)
Balance at December 31, 1997	10,370	10	32,265	(4,407)	---	(19)	27,849
Exercise of stock options	116	---	110	---	---	---	110
Buy back of common stock	(928)	---	(3,634)	---	---	---	(3,634)
Issuance of common stock under employee stock purchase plan	39	---	146	---	---	---	146
Other	---	---	---	---	---	15	15
Net income	---	---	---	682	---	---	682
Balance at December 31, 1998	9,597	10	28,887	(3,725)	---	(4)	25,168
Exercise of stock options	38	---	42	---	---	---	42
Buy back of common stock	(422)	(1)	(1,327)	---	---	---	(1,328)
Issuance of common stock under employee stock purchase plan	27	---	73	---	---	---	73
Other	---	---	---	---	---	4	4
Net loss	---	---	---	(4,299)	---	---	(4,299)
Balance at December 31, 1999	9,240	$9	$27,675	$(8,024)	$ ---	$ ---	$19,660

The accompanying notes are an integral part of these financial statements.

LUMISYS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	1999	1998	1997
Cash flow from operating activities:
Net income (loss)	$(4,299)	$682	$(3,349)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	672	410	244
Non-cash merger costs	---	---	360
Non-cash charge related to discontinued operations	3,550	---	---
Provision for doubtful accounts	343	60	281
Provision for obsolete inventories	160	(59)	215
Deferred income taxes	---	---	(24)
Amortization of deferred compensation	4	15	15
Changes in assets and liabilities:
Accounts receivable	1,495	356	(533)
Inventories	26	(1,095)	260
Other current assets	(423)	(255)	213
Other assets	---	---	173
Accounts payable	(1,141)	246	226
Merger and related costs	(358)	(1,217)	2,117
Accrued expenses	83	(160)	691
Net cash provided by (used in) operating activities	112	(1,017)	889
Cash flows from investing activities:
Sales (purchases) of short-term investments, net	(2,958)	10,000	(17,007)
Proceeds from sale of discontinued operations	250	---	---
Purchases of property and equipment	(449)	(476)	(327)
Purchase of software	---	(2,000)	---
Net cash provided by (used in) investing activities	(3,157)	7,524	(17,334)
Cash flows from financing activities:
Proceeds from sale of common stock	115	256	1,926
Purchase of treasury shares	(1,328)	(3,634)	(563)
Payment on notes receivable from stockholders	---	---	114
Net cash provided by (used in) financing activities	(1,213)	(3,378)	1,477
Net increase (decrease) in cash and cash equivalents	(4,258)	3,129	(14,968)
Cash and cash equivalents at beginning of period	10,651	7,522	22,490
Cash and cash equivalents at end of period	$6,393	$10,651	$7,522

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$134	$90	$912
Supplemental schedule of noncash investing and financing activities:
Common stock issued for purchase of Star Tech	$ ---	$ ---	$588

The accompanying notes are an integral part of these financial statements.

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lumisys Incorporated ("Lumisys" or the "Company") designs, manufactures and markets computed radiography ("CR") systems that scan medical or industrial images from a reusable phosphor plate and a family of precision digitizers that convert medical images on film into digital format. Once in digital form, the medical images can be stored, transmitted, viewed, enhanced, manipulated and printed within a medical imaging network. These CR and film digitizers process images from all commercially available medical imaging modalities, including x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI"), ultrasound and nuclear medicine. In July 1999, the Company established a separate business entity, AuntMinnie.com, an Internet portal intended to be the most comprehensive Internet site for radiologists and professionals in the medical imaging industry. AuntMinnie.com provides a vertical portal for radiologists, imaging managers, technologists, members of organized medicine, industry, and radiology practices to meet, transact, research, and collaborate on topics within the field of radiology with the ease and speed that only the Internet can provide. The Company commenced operations on February 4, 1987.

On November 25, 1997, the Company merged with CompuRAD, Inc. ("CompuRAD"). Such merger was accounted for as a pooling-of-interests (see Note 3). Accordingly, the consolidated historical financial statements for all periods presented combine the financial results of Lumisys and CompuRAD.

On June 3, 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging, LLC ("Foresight") under which certain assets and technology of the Company's Imagraph subsidiary were sold to Foresight and the remaining operations of Imagraph were discontinued. Accordingly, the Statements of Operations for all periods have been restated to show activity related to Imagraph as a separate line under "Discontinued operations" (see Note 5).

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

Revenue Recognition

Revenues for hardware products are recognized when products are shipped. Revenues for software products and systems including hardware, software and installation are recognized after shipment and acceptance by the customer. Revenue from maintenance, service and support agreements is recognized over the term of the agreement which in most instances is one year. Revenue from post-contract customer support is recognized in the period the customer support services are provided. Sales to international customers, primarily located in Europe, represented, 19%, 17% and 12% of total sales in 1999, 1998 and 1997, respectively. All transactions are denominated in U.S. dollars.

AuntMinnie.com expects to derive revenues principally from the sale of banner and sponsorship advertisements and eCommerce. Duration of the Company's banner advertising commitments can range from one week to one year. Sponsorship advertising contracts will have longer terms (ranging from three months to one year) than standard banner advertising contracts and also involve more integration with AuntMinnie.com services, such as the placement of buttons that provide users with direct links to the advertiser's Web site. Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. In addition, AuntMinnie.com will receive revenues from electronic commerce transactions. These revenues will be recognized by the Company upon notification from the advertiser of revenues earned by AuntMinnie.com. Revenues from barter transactions are recognized during the period in which the advertisements are displayed in AuntMinnie.com properties. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In 1999, no revenue was recognized by AuntMinnie.com.

Effective in 1999, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and its related amendments. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supercedes the previous guidance provided by SOP 91-1. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial position or results of operations.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly, does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of the FASB Statement No. 133," beginning with the second quarter of 2000.

Cash Equivalents and Short-term Investments

The Company considers all debt instruments with maturities of three months or less when purchased to be cash equivalents. The Company generally invests its available cash in commercial paper and money market funds with several financial institutions.

The Company has categorized its short-term investments as available-for-sale. Unrealized gains or losses are recorded directly in stockholders' equity and have been insignificant for all periods presented. As of December 31, 1999 and 1998, short-term investments consisted of marketable debt securities and their carrying value approximated cost.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market, and reserves are provided for obsolete, slow-moving or unsaleable inventory.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three years. Leasehold improvements are amortized using the straight-line method over the lesser of the remaining lease terms or the estimated useful lives of the related assets. Depreciation expense for 1999, 1998 and 1997 was $672,000, $410,000, and $244,000, respectively.

Research and Development

Research and development costs are expensed as incurred.

Software Development Costs

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86") requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current sales to total projected product sales, whichever method results in greater amortization. To date, the period between achieving technological feasibility, which the Company defines as the completion of a working model, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant.

WebSite Development Costs

The Company accounts for web site development costs in accordance with the AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Web site development costs consist of external and internal costs incurred to purchase and implement the web site software and significant enhancements used in the Company's business. These costs are capitalized and amortized using the straight-line method over the estimated useful life of the asset. Amortization expense for the year ended December 31, 1999 was not significant.

Internal and external costs of developing web site content are expensed as incurred and, in 1999, are included in research and development expense in the accompanying consolidated statements of operations. Once the site begins to generate revenues, the content expenses will be included in cost of goods sold.

Warranty

Concurrent with product shipment and revenue recognition, the Company provides for the estimated cost that may be incurred under its product warranties.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company limits the amount of cash invested with any one financial institution. The Company's trade accounts receivable are derived primarily from sales in the United States, Europe and the Far East. The Company's credit policy generally is to require prepayment of 50% of the purchase order prior to shipment on domestic sales and prepayment of 100% or a letter of credit on foreign sales. Prepayments are generally made less than one week prior to shipment. The Company's prepayment policy has not resulted in significant unearned revenue balances at the reported balance sheet dates. The Company performs ongoing credit evaluations of its customers' financial condition and may modify its sales terms in certain circumstances based on these reviews. The Company maintains reserves for potential credit losses. Such losses have been insignificant for all periods presented.

In each of the years ended December 31, 1999, 1998 and 1997, no customers represented more than 10% of total sales of the Company.

Net Income (Loss) Per Share

The Company adopted SFAS No. 128 "Earnings Per Share," ("SFAS 128"), in 1999. SFAS 128 requires the presentation of basic and diluted earnings per share for companies with potentially dilutive securities, such as options. All historical earnings per share information have been restated as required by SFAS 128.

Basic earnings per share is computed by dividing income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities such as options, warrants, and preferred stock.

The following is a reconciliation between the components of the basic and diluted net income (loss) from continuing operations per share calculations for the periods presented below (in thousands):
	Year ended December 31,
	1999	1998	1997
Net income (loss) from continuing operations	$(131)	$894	$(3,476)
Shares used to compute net income (loss) from continuing operations per share:
Basic	9,427	9,913	10,080
Potential common stock, stock options and warrants	---	161	---
Diluted	9,427	10,074	10,080

For the years ended December 31, 1999, 1998 and 1997, 1,856,000, 291,000 and 669,000, respectively, of potential common stock are considered anti-dilutive and are excluded from the calculation of diluted net income (loss) from continuing operations per share.

Reporting Comprehensive Income

Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as unrealized gains or losses on available-for-sale short-term investments. The Company's unrealized gains and losses on available-for-sale short-term investments have been insignificant for all periods presented.

NOTE 2 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT AMOUNTS

	December 31,
	1999	1998
	(in thousands)
Inventories:
Raw materials	$3,319	$3,649
Work-in-process	700	1,031
Finished goods	757	457
	4,776	5,137
Less: inventory reserves	(2,191)	(1,091)
	$2,585	$4,046

Property and equipment:
Machinery and equipment	$2,142	$1,846
Furniture and fixture	212	178
Leasehold improvements	92	45
	2,446	2,069
Less: accumulated depreciation and amortization	(1,877)	(1,316)
	$569	$753

	December 31,
	1999	1998
	(in thousands)
Accrued expenses:
Payroll and related benefits	$1,308	$1,066
Warranty	334	468
Professional fees	202	129
Unearned revenue	169	599
Related to discontinued operations	379	---
Income taxes	274	354
Marketing expenses	292	---
Other	193	175
	$3,151	$2,791

NOTE 3 - MERGER AND ACQUISITIONS

CompuRAD

On November 25, 1997, the Company merged with CompuRAD, Inc., a provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. Under the terms of the merger agreement, CompuRAD stockholders received 0.928 of a share of the Company's common stock for each outstanding share of CompuRAD common stock, resulting in the Company issuing approximately 3.7 million shares, valued at approximately $23.4 million based upon the closing price of the Company's common stock on November 25, 1997. Additionally, outstanding options to acquire CompuRAD common stock were replaced with options to acquire approximately 379,000 shares of the Company's common stock. The transaction has been accounted for using the pooling-of-interests method of accounting and, therefore, all periods have been restated to include the operations of CompuRAD as if the companies had been consolidated for all periods presented.

In connection with the merger, the Company recorded merger and related costs in 1997 totaling $4.2 million. Included in this charge were provisions for merger transaction costs of $1.5 million, asset write-downs of $1.3 million, employee severance and termination benefits of $0.4 million, costs to combine and integrate operations of $0.8 million and other merger related costs of $0.2 million. Of the $2.9 million in merger and related costs which were accrued at the time of the merger, approximately $2.4 million has been incurred as of December 31, 1999.

Revenues and net income (loss) for the separate companies through the date of acquisition included in the Company's consolidated statements of operations are as follows (in thousands):
Period from January 1, 1997
to November 25, 1997
Revenues:
Lumisys Incorporated	$17,707
CompuRAD Inc.	6,886
Intercompany eliminations	(1,104)
Total	$23,489

Net income (loss):
Lumisys Incorporated	$3,785
CompuRAD Inc.	(2,975)
Merger and related costs	(4,159)
Total	$(3,349)

NOTE 4- SEGMENT INFORMATION

In 1999, the Company organized its continuing business into two reportable segments: the Lumisys division ("Lumisys") and the AuntMinnie.com division ("AuntMinnie.com"). The Company's reportable business segments are strategic business units that offer different products. Each segment is managed separately because they require different technologies and market to distinct classes of customers. Lumisys manufactures and markets an integrated suite of hardware and software products for digitizing medical images. The AuntMinnie.com division includes an Internet portal, intended to be the most comprehensive Internet site for radiologists and professionals in the medical imaging industry, and software that enables healthcare clinicians to access medical images and clinical information at any point of care.

The segments' accounting policies are the same as those described in the summary of significant accounting policies. The Company's chief operating decision makers evaluate performance for each segment based on net income or loss before income taxes. Lumisys' total assets include the initial investment in AuntMinnie.com and amounts receivable from AuntMinnie.com, which are eliminated on consolidation.
	Lumisys	AuntMinnie.com	Elimination of Intercompany	Consolidated
Year ended December 31,1999
Revenues	$19,167	$ ---	$ ---	$19,167
Income (loss) from continuing operations before taxes	$1,169	$(1,300)	---	$(131)
Total assets	$24,964	$84	$(1,021)	$24,027

NOTE 5- DISCONTINUED OPERATIONS

On June 3, 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging, LLC ("Foresight") under which certain assets and technology of the Company's Imagraph subsidiary were sold to Foresight for approximately $300,000, with additional royalties to be paid to the Company over a three year period. In addition, Foresight holds an option to purchase other assets of Imagraph including inventory, furniture and equipment. All remaining operations of Imagraph were terminated. The principals of Foresight were all employees of Imagraph and one was an officer of the Company until the execution of the technology transfer agreement. For the year ended December 31, 1999, the loss from discontinued operations totaled $4.2 million (net of tax) and consisted primarily of write-downs of certain assets and accrual of costs related to closure of the Imagraph facility, and operating losses of Imagraph through June 3, 1999. This was partially offset by the proceeds of the technology transfer agreement, proceeds of the sale of other assets to Foresight, and proceeds of a non-exclusive software license agreement with a third party completed in September 1999.

NOTE 6 - STOCKHOLDER'S EQUITY

Accounting for Stock Issued to Employees

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

Stock Plans

The Company maintains five stock option plans summarized below. Effective March 12, 1998, the Company offered non-officer employees holding outstanding options the opportunity to exchange each option share for one option share priced at $4.16, the closing price on that date. All other terms remained unchanged. As a result of the offer, 285,636 options were exchanged which are included in the 1998 grant information in the table below.

The 1987 Stock Option Plan

The 1987 Stock Option Plan (the "1987 Plan") provides for the issuance of common stock and granting of options for common stock to employees, officers, directors and consultants of the Company. The 1987 Plan provides for the grant of incentive stock options and nonstatutory stock options (designated "Supplemental Stock"). Incentive stock options are available for employees, officers and employee directors and are granted at exercise prices which are not less than 100% of fair market value of the common stock on the date of the grant. Supplemental Stock is available for employees, officers, consultants and directors and is granted at exercise prices not less than 85% of fair market value on the date of grant. All options are to have a term not greater than ten years from the date of grant. The Board or its delegate shall determine the number of shares for which an option can be granted. Options granted generally vest 25% after one year and then ratably at 6 1/4% per quarter over a three year period. In September 1995, the Board of Directors determined that no additional options would be granted under the 1987 Plan.

The 1995 Stock Option Plan

The 1995 Stock Option Plan (the "1995 Plan") provides for the grant of both incentive stock options and nonstatutory stock options (designated "Supplemental Stock") to employees, officers, employee directors and consultants of the Company. An aggregate of 1,250,000 shares of common stock have been reserved for issuance upon exercise of options granted under the plan. The maximum term of options granted under the 1995 Plan is ten years. The exercise price of incentive stock options granted under the 1995 Plan must equal at least the fair value of the Company's common stock on the date of grant. The exercise price of Supplemental Stock options under the Plan must equal at least 85% of the fair market value of the Company's common stock on the date of grant. The exercise price of options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant and the terms of these options cannot exceed five years. The Board or its delegate shall determine the number of shares for which an option can be granted. Options granted under the 1995 Plan will generally vest 25% after one year and then ratably at 6 1/4% per quarter over a three year period. The 1995 Plan will terminate in September 2005, unless terminated earlier by the Board. In the years 1999, 1998 and 1997 the Board granted options under the 1995 Plan for 539,170, 714,650 and 42,550 shares of common stock, respectively.

The Company recorded compensation expense for the difference between the grant price and the deemed fair market value of the Company's common stock for options granted in March 1995. Such compensation expense was approximately $4,000, $15,000 and $15,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

1995 Non-Employee Directors Stock Option Plan

The 1995 Non-Employee Directors Stock Option Plan as amended (the "Directors Plan"), provides for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The Directors Plan will be administered by the Board. An aggregate of 562,500 shares of common stock have been reserved for issuance upon exercise of options granted under the plan. Pursuant to the terms of the Directors Plan, each person who is elected as a director of the Company (a "Non-Employee Director") will automatically be granted an option to purchase 25,000 shares of common stock on the date of his or her election to the Board which are immediately fully vested. On the first anniversary of the director's initial election to the Board, the director is automatically granted an additional option to purchase 25,000 shares of the Company's common stock which are immediately fully vested. Additional option grants after the second anniversary of the director's initial election to the Board will be determined by the Board. No options granted under the Directors Plan may be exercised later than ten years from the date of grant. The exercise price of options under the Directors Plan must be equal to the fair market value of the common stock on the date of grant. Options granted under the Directors Plan are generally nontransferable. The Directors Plan will terminate August 2005, unless terminated earlier by the Board. In 1999, 1998 and 1997, options were granted under the plan for 75,000, 212,892 and 56,250 shares of common stock, respectively.

The CompuRAD Plans

In November 1997, in connection with the acquisition of CompuRAD, the Company assumed two stock option plans of CompuRAD, a nonqualified stock option plan and the 1996 Stock Option Plan (the "1996 Plan"). The options for shares outstanding under both plans were converted to options to purchase 379,017 shares of common stock of the Company. Under the 1996 Plan, options for 322,429 shares of common stock were granted in 1997. No additional options will be granted under the CompuRAD plans.

The 1998 Non-Officer Stock Option Plan

In March 1998, the Board adopted the 1998 Non-Officer Stock Option Plan, as amended in March 1999, (the "1998 Plan"). The 1998 Plan provides for the grant of nonstatutory stock options to non-officer employees and consultants of the Company. 550,000 shares of common stock have been reserved for issuance under the plan. The maximum term of options granted under the 1998 Plan is ten years. The exercise price of incentive stock options granted under the 1998 Plan must equal at least 85% of the fair market value of the Company's common stock on the date of grant. The Board or its delegate shall determine the number of shares for which an option can be granted. Options granted under the 1998 Plan will generally vest 25% after one year and then ratably at 6 1/4% per quarter over a three year period. In 1999 and 1998, options were granted under the plan for 227,612 and 567,019 shares of common stock, respectively. A summary of stock option activity for all plans is presented below (in thousands, except per share amounts):
			Outstanding Stock Options
		Shares Available (000)	Number of Shares (000)	Weighted-Average Exercise Price
Balances, December 31, 1996		585	835	$3.07
	Authorized	200	---
	Granted	(402)	402	$6.38
	Exercised		(312)	$0.26
	Canceled	141	(141)	$2.36
	Expired	(91)
Balances, December 31, 1997		433	784	$5.21
	Authorized	1,050	---
	Granted	(1,780)	1,780	$3.97
	Exercised	---	(116)	$0.92
	Canceled	566	(566)	$5.79
	Expired	(133)
Balances, December 31, 1998		136	1,882	$4.13
	Authorized	650	---
	Granted	(842)	842	$2.79
	Exercised	---	(40)	$1.09
	Canceled	523	(523)	$4.17
	Expired	(55)
Balances, December 31, 1999		412	2,161	$3.52
Exercisable at December 31, 1999			923	$3.77
Weighted average fair value of options granted during 1997	$4.82
Weighted average fair value of options granted during 1998	$4.00
Weighted average fair value of options granted during 1999	$2.79

The following table summarizes information about stock options outstanding at December 31, 1999 (in thousands, except per share amounts):
	Options Outstanding			Options Vested
		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.60 to $2.59	552	8.96 years	$2.32	126	$1.52
2.63 to 3.48	473	9.31	3.10	149	3.30
3.48 to 3.88	636	8.31	3.85	391	3.88
4.00 to 8.88	500	7.69	4.81	257	5.00
	2,161			923

Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan (the "Purchase Plan") permits eligible employees to purchase common stock through periodic payroll deductions of up to 10% of their annual compensation. 150,000 shares of common stock have been reserved for issuance under the plan. Each offering period will have a duration of 12 months and shares of common stock will be purchased for each participant at semi-annual intervals during each offering period. The price at which the common stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair value on the commencement date of each offering period or the semi-annual purchase date. As of December 31, 1999, 117,869 shares had been issued under the Purchase Plan.

Pro Forma Information

Pro forma information regarding net loss and net loss from continuing operations per share is required by SFAS 123 and has been determined as if the Company had accounted for employee options granted under its stock option plans, including the Purchase Plan, under the fair value method of SFAS 123. The fair value of each option is estimated on the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0% for all years; expected volatility of 80%, 66% and 66%, risk-free interest rates of 5.08%, 5.20% and 6.27%; and expected option terms of 4, 4 and 6 years for non-officer/director and 4, 4, and 5 years for officers and directors.

The fair value of the employees' purchase rights under the Purchase Plan was estimated using the Black-Scholes option-valuation model with the following assumptions for 1999, 1998 and 1997, respectively: dividend yield of 0% for all years; an expected life of 1 year for all years; expected volatility of 80%, 66% and 66%; and risk-free interest rates of 5.08%, 5.20% and 5.66%. The weighted-average fair value of purchase rights granted was $3.23, $3.44, and $3.95 per share for 1999, 1998, and 1997, respectively.

		Year ended December 31,
		1999	1998	1997
		(in thousands except per share data)
Net income (loss) from continuing operations per share:	As reported	$(131)	$894	$(3,476)
	Pro forma	$(1,409)	$(538)	(4,093)
Net income (loss) from continuing operations per share per share - basic:	As reported	$(0.01)	$0.09	$(0.34)
	Pro forma	$(0.15)	$(0.05)	(0.41)
Net income (loss) from continuing operations per share per share - diluted:	As reported	$(0.01)	$0.09	$(0.34)
	Pro forma	$(0.15)	$(0.05)	$(0.41)

Warrant

Warrants for the purchase of 92,800 shares of common stock were outstanding at December 31, 1999, with exercise prices of $7.20 per share. These warrants are currently exercisable, will terminate in August 2001, and may be exercised on a net basis.

Shares Reserved

The Company has reserved shares of common stock for potential future issuance consisting of (i). 92,800 issuable upon exercise of warrants; and (ii). 2,604,367 issuable upon exercise of options under the employee stock option plans, the Director plan or the Purchase Plan.

NOTE 7 - INCOME TAXES

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	1999	1998	1997
Current:
Federal	$(8)	$473	$936
State	8	98	233
	---	571	1,169
Deferred:
Federal	---	---	(24)
State	---	---	---
	---	---	(24)
	$ ---	$571	$1,145

The provision from continuing operations reconciles to the amount computed by multiplying the sum of income (loss) from continuing operations before taxes by the U.S. statutory rate (34%) as follows (in thousands):

	Year ended December 31,
	1999	1998	1997
Provision (benefit) at statutory rate	$(45)	$498	$(793)
Decrease in valuation allowance	173	---	---
CompuRAD pre-acquisition net operating loss carryforward for 1997	---	---	1,190
Research and development credit	(140)	---	---
State taxes, net of federal benefit	(8)	78	(136)
Nondeductible acquisition costs	---	---	860
Other	20	(5)	24
	$ ---	$571	$1,145

Deferred tax assets consist of the following (in thousands):

	December 31,
	1999	1998
Net operating loss carryforwards	$1,850	$1,174
Tax credit carryforwards	946	310
Nondeductible accruals	574	906
Depreciation and amortization	850	56
	4,220	2,446
Deferred tax assets valuation allowance	(2,767)	(993)
Net deferred tax assets	$1,453	$1,453

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

Discontinued operations for 1999, 1998, and 1997 are shown net of provision (benefit) for income taxes (in thousands) of $(743), $(135) and $80, respectively.

At December 31, 1999, the Company had net operating loss carry-forwards, as the result of the acquisition of Imagraph and the merger with CompuRAD, available to reduce income taxes for federal and state income tax purposes of approximately $5.8 million and $2.0 million, respectively; such carry-forwards expire through 2018. As a result of an ownership change and consolidated return rules, the utilization of such carryforwards is limited.

NOTE 8- 401(k) PLAN

The Company has established a retirement savings and investment plan (the "401(k) Plan") covering the Company's employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan permits, but does not require, matching contributions and discretionary non-elective contributions to the 401(k) Plan by the Company on behalf of all participants. For 1999, 1998, and 1997, the Company made total contributions of $260,000, $28,000, and $33,000, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

In November 1998, the Company loaned an officer and director of the Company $100,000, secured by common stock of the Company. The loan bears interest at the rate of 4.47% per annum. Principal and accrued interest were initially due November 1999, but the term has been extended to November 2000. If employment is terminated, the principal and accrued interest are payable immediately after such termination.

The Company's president was, and certain of the Company's stockholders are, stockholders of Arizona State Radiology ("ASR"). Certain technology was transferred to CompuRAD at its inception by ASR. The terms of the settlement called for CompuRAD to pay ASR a settlement consisting of common stock, a note payable, and a deferred payment of $541,676 due either in cash or stock. The technology was valued at $610,000, based on the value of consideration given, and was amortized over a three-year period beginning January 1, 1993, and is fully amortized. CompuRAD issued 86,749 and 32,226 shares of stock to ASR in November 1996 and September 1997 in full settlement of the deferred payment. The note payable consists of a $250,000 unsecured, non-interest bearing note which is payable on December 31, 2002. An original issue discount has been recorded to establish the effective interest rate on the note of 14% per annum.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under noncancelable operating leases which expire at various dates through June 30, 2002. The former Imagraph facility and part of the former CompuRad facility have been sublet. Future minimum lease commitments and future minimum sublease rental receipts are as follows (in thousands):

Year ending December 31,	Operating Lease Commitments	Sublease Income
2000	$881	$337
2001	569	316
2002	175	130
	$1,625	$783

Total rent expense was approximately $749,000, $872,000 and $608,000 for 1999, 1998 and 1997, respectively.

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

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year ended December 31, 1997:
Allowance for doubtful accounts	$376	$580	$(299)	$657
Inventory reserves	$935	$228	$(13)	$1,150
Year ended December 31, 1998:
Allowance for doubtful accounts	$657	$60	---	$717
Inventory reserves	$1,150	$136	$(195)	$1,091
Year ended December 31, 1999:
Allowance for doubtful accounts	$717	$1,225	$(71)	$1,871
Inventory reserves	$1,091	$1,476	$(376)	$2,191

Item 9. Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) The information required by this Item concerning the Company's directors is incorporated by reference to the Company's Proxy Statement related to the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end ( the "2000 Proxy Statement").

(b) The information required by this Item concerning the executive officers of the Company is included in Item 1. Business - Executive Officers.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Company's 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Company's 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company's 2000 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  Financial Statements - See Item 8 of this report
  Financial Statement Schedules - See Item 8 of this report
  Index to Exhibits

Exhibit Number	Description of Document
2.2	Agreement and Plan of Merger and Reorganization dated as of September 28, 1997, among Lumisys Incorporated, SAC Acquisition Corporation and CompuRAD, Inc. (3)
3.1	Amended and Restated Certificate of Incorporation of Lumisys Delaware (2)
3.2	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 17, 1995 (2)
3.3	Bylaws of Lumisys(1)
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Lumisys Delaware, filed with the Delaware Secretary of State on October 26, 1995 (1)
4.1	Reference is made to Exhibits 3.1 through 3.3
4.2	Specimen stock certificate (1)
10.1	Form of Indemnity Agreement entered into between the Company and its directors and officers (1)
*10.2	The Company's 1987 Stock Option Plan (the "1987 Plan") (1)
*10.3	Form of Incentive Stock Option under the 1987 Plan (1)
*10.4	Form of Supplemental Stock Option under the 1987 Plan (1)
*10.5	Form of Early Exercise Agreement under the 1987 Plan (1)
*10.6	The Company's 1995 Stock Option Plan as amended (the "1995 Plan") (5)
*10.7	Form of Incentive Stock Option under the 1995 Plan (1)
*10.8	Form of Supplemental Stock Option under the 1995 Plan (1)
*10.9	Form of Early Exercise Agreement under the 1995 Plan (1)
*10.10	The Company's 1995 Employee Stock Purchase Plan (1)
*10.11	The Company's 1995 Non-Employee Directors' Stock Option Plan, as amended (5)
10.12	Stock Purchase Agreement dated as of March 31, 1995 among the Company, Imagraph Corporation and Microfield Graphics, Inc. (1)
*10.13	The Company's 1998 Non-Officer Stock Option Plan (6)
10.17	Industrial Real Estate Lease, dated October 12, 1995, by and between the Company and APT-Cabot California, Inc. (1)
10.18	Technology Transfer Agreement between the Company and Foresight Imaging LLC, dated June 3, 1999 (4)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Accountants
27.1	Financial data schedule

---------------------------------------------------
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
  Incorporated by reference to the exhibit bearing the same number in the Company's Form 10-Q for the quarterly period ended June 30, 1999.
  Incorporated by reference to the exhibit bearing the same number in the Company's Form 8-K filed on August 24, 1999 (File No. 033-85993).
  Incorporated by reference to the exhibit bearing the same number in the Company's Form 8-K filed on February 26, 1999 (File No. 033-73017).

* Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K filed in the fourth quarter of 1999

None.

(d) Financial statement schedules - The response to this portion of Item 14 is submitted in Item 8 of this report and is incorporated by reference here.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Sunnyvale, California on March 30, 2000:
LUMISYS INCORPORATED

Dated: March 29, 2000	By/s/ Phillip Berman
Phillip Berman, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Phillip Berman	Chief Executive Officer and Director	March 29, 2000
Phillip Berman, M.D.

/s/Bala S. Manian	Chairman of the Board of Directors	March 29, 2000
Bala S. Manian, Ph.D

/s/ Dean MacIntosh	Vice President and Chief Financial Officer	March 29, 2000
Dean MacIntosh	(Principal Financial and Accounting Officer)

/s/ Daniel Burstein	Director	March 29, 2000
Daniel Burstein

/s/ Douglas DeVivo	Director	March 29, 2000
Douglas G. DeVivo, Ph.D.

/s/ Robert J. Gallagher	Director	March 29, 2000
Robert J. Gallagher

/s/ Albert L. Greene	Director	March 29, 2000
Albert L. Greene

/s/ Craig Klosterman	Director	March 29, 2000
Craig L. Klosterman

/s/ C. Richard Kramlich	Director	March 29, 2000
C. Richard Kramlich