Form 10-K/A
period 1999-12-31
LUMISYS INC \DE\
filed 2000-03-31
CIK 1001289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT #1

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

Documents Incorporated By Reference

Annual Report on Form 10-K filed March 29, 2000

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  Index to Exhibits

Exhibit Number	Description of Document
23.1	Consent of Independent Accountants

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Sunnyvale, California on March 31, 2000:
LUMISYS INCORPORATED

Dated: March 31, 2000	By/s/ Phillip Berman
Phillip Berman, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Phillip Berman	Chief Executive Officer and Director	March 31, 2000
Phillip Berman, M.D.

/s/Bala S. Manian	Chairman of the Board of Directors	March 31, 2000
Bala S. Manian, Ph.D

/s/ Dean MacIntosh	Vice President and Chief Financial Officer	March 31, 2000
Dean MacIntosh	(Principal Financial and Accounting Officer)

/s/ Daniel Burstein	Director	March 31, 2000
Daniel Burstein

/s/ Douglas DeVivo	Director	March 31, 2000
Douglas G. DeVivo, Ph.D.

/s/ Robert J. Gallagher	Director	March 31, 2000
Robert J. Gallagher

/s/ Albert L. Greene	Director	March 31, 2000
Albert L. Greene

/s/ Craig Klosterman	Director	March 31, 2000
Craig L. Klosterman

/s/ C. Richard Kramlich	Director	March 31, 2000
C. Richard Kramlich