Form 10-Q
period 2000-03-31
LUMISYS INC \DE\
filed 2000-05-15
CIK 1001289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

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

As of May 1, 2000, 9,250,805 shares of the registrant's Common Stock, $.001 par value, were outstanding.

Lumisys Incorporated

Index

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Lumisys Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)
	March 31,	December 31,
	2000	1999

ASSETS
Current assets:
Cash and cash equivalents	$9,950	$6,393
Short-term investments	5,429	9,965
Accounts receivable, net of allowances of $1,620 and $1,871	2,658	2,068
Inventories	2,889	2,585
Deferred tax asset	1,453	1,453
Other current assets	991	994
Total current assets	23,370	23,458
Property and equipment, net	663	569
	$24,033	$24,027

LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$940	$510
Accrued expenses	3,123	3,151
Merger and related costs	531	542
Total current liabilities	4,594	4,203

Note payable to related party	169	164

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	---	---
Common stock, $0.001 par value; 25,000 shares authorized; 9,251 and 9,240 shares issued and outstanding, respectively	9	9
Additional paid-in capital	27,682	27,675
Accumulated deficit	(8,421)	(8,024)
Total stockholders' equity	19,270	19,660
	$24,033	$24,027

The accompanying notes are an integral part of these financial statements.

Lumisys Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2000	1999

Revenues	$5,152	$5,901
Cost of revenues	2,880	2,999
Gross profit	2,272	2,902

Operating expenses:
Production, content and other website costs	346	---
Sales and marketing	1,278	761
Research and development	687	604
General and administrative	571	558
Total operating expenses	2,882	1,923
Income (loss) from operations	(610)	979
Interest income, net	213	143
Income (loss) from continuing operations before income taxes	(397)	1,122
Provision for income taxes	---	442
Income (loss) from continuing operations	(397)	680
Discontinued operations, net of income taxes	---	(427)
Net income (loss)	$(397)	$253

Net income (loss) from continuing operations per share:
Basic	$(0.04)	$0.07
Diluted	$(0.04)	$0.07

Net income (loss) per share
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03

Shares used to compute net income (loss) per share:
Basic	9,241	9,593
Diluted	9,241	9,683

The accompanying notes are an integral part of these financial statements.

Lumisys Incorporated

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

		Three Months Ended
	March 31,	March 31,
	2000	1999
Cash flow from operating activities:
Net income (loss)	$(397)	$253
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	122	240
Other	---	5
Changes in assets and liabilities:
Accounts receivable	(590)	(512)
Inventories	(304)	(553)
Other assets	3	10
Accounts payable	430	241
Merger and related costs	(11)	(19)
Accrued expenses	(23)	(485)
Net cash used in operating activities	(770)	(820)
Cash flows from investing activities:
Sales of short-term investments, net	4,536	4,006
Purchases of property and equipment	(216)	(174)

Net cash provided by investing activities	4,320	3,832
Cash flows from financing activities:
Proceeds from sales of common stock	7	3
Purchase of treasury stock	---	(68)

Net cash provided by (used in) financing activities	7	(65)
Net increase in cash and cash equivalents	3,557	2,947
Cash and cash equivalents at beginning of period	6,393	10,651

Cash and cash equivalents at end of period	$9,950	$13,598

The accompanying notes are an integral part of these financial statements.

Lumisys Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The condensed consolidated financial statements of Lumisys Incorporated (the "Company") presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999, the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flow for the three months ended March 31, 2000 and 1999 are unaudited but, in the opinion of management of the Company, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for these interim periods.

The prior period financial statements have been restated to present a discontinued operation as a separate line item in the accompanying consolidated statement of operations (see Note 7).

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000 or any future period.

Note 2- Summary of Significant Accounting Policies

Revenue Recognition

Revenues for hardware products are recognized when products are shipped. Revenues for software products and systems including hardware, software and installation are recognized after shipment and acceptance by the customer. Revenue from maintenance, service and support agreements is recognized over the term of the agreement which in most instances is one year. Revenue from post-contract customer support is recognized in the period the customer support services are provided. All transactions are denominated in U.S. dollars.

AuntMinnie.com, a subsidiary of the Company, derives revenues principally from the sale of banner and sponsorship advertisements and ecommerce. Duration of the Company's banner advertising commitments can range from one week to one year. Sponsorship advertising contracts have longer terms (ranging from three months to one year) than standard banner advertising contracts and also involve more integration with AuntMinnie.com services, such as the placement of buttons that provide users with direct links to the advertiser's website. Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. In addition, AuntMinnie.com will receive revenues from electronic commerce transactions. These revenues will be recognized by the Company upon notification from the advertiser of revenues earned by AuntMinnie.com. Revenues from barter transactions are recognized during the period in which the advertisements are displayed in AuntMinnie.com properties. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances.

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

Website Development Costs

The Company accounts for website development costs in accordance with the AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Website development costs consist of external and internal costs incurred to purchase and implement the web site software and significant enhancements used in the Company's business. These costs are capitalized and amortized using the straight-line method over the estimated useful life of the asset. Amortization expense for the three months ended March 31, 2000 was not significant.

Internal and external costs of developing website content are expensed as incurred and are included in production, content and other website costs in the accompanying consolidated statements of operations.

Note 3 - Net Income (Loss) Per Share

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

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands):
	Three Months Ended
	March 31,	March 31,
	2000	1999
Net income (loss) from continuing operations	$(397)	$680
Net income (loss)	$(397)	$253
Shares used to compute net income (loss) per share:
Weighted average shares outstanding - basic	9,241	9,593
Potential common stock, stock options and warrants	---	90
Weighted average shares outstanding - diluted	9,241	9,683

For the three months ended March 31, 2000 and 1999, 1,965,063 and 1,667,087 shares, respectively, of potential common stock are considered anti-dilutive and are excluded from the calculation of diluted net income (loss) from continuing operations per share.

Note 4 - Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive earnings such as unrealized gains or losses on available-for-sale short-term investments. The Company's unrealized gains and losses on available-for-sale short-term investments have been insignificant for all periods presented.

Note 5 - Composition of Certain Financial Statement Amounts

	March 31,	December 31,
	2000	1999
Inventories:
Raw materials	$3,761	$3,319
Work-in-process	520	700
Finished goods	799	757
	5,080	4,776
Less: inventory reserves	(2,191)	(2,191)
	$2,889	$2,585

Accrued expenses:
Payroll and related benefits	$1,010	$1,308
Warranty	376	334
Professional fees	239	202
Unearned revenue	246	169
Related to discontinued operations	473	379
Income taxes	274	274
Marketing expenses	309	292
Other	196	193
	$3,123	$3,151

Note 6- Segment Information

Since July of 1999, the Company has organized its continuing business into two reportable segments: the Lumisys division ("Lumisys") and the AuntMinnie.com division ("AuntMinnie.com"). The Company's reportable business segments are strategic business units that offer different products. Each segment is managed separately because they require different technologies and market to distinct classes of customers. Lumisys manufactures and markets an integrated suite of hardware and software products for digitizing medical images. The AuntMinnie.com division includes an Internet portal, intended to be the most comprehensive Internet site for radiologists and professionals in the medical imaging industry, and software that enables healthcare clinicians to access medical images and clinical information at any point of care.

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
	Lumisys	AuntMinnie.com	Elimination of Intercompany Transactions	Consolidated
Three months ended March 31, 2000
Revenues	$5,062	$90	$ ---	$5,152
Income (loss) from operations	$286	$(896)	$ ---	$(610)
Total assets	$25,693	$345	$(2,005)	$24,033

Note 7- Discontinued Operations

On June 3, 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging, LLC ("Foresight") under which certain assets and technology of the Company's Imagraph, Inc. subsidiary were sold to Foresight for approximately $300,000, with additional royalties to be paid to the Company over a three year period. In addition, Foresight holds an option to purchase other assets of Imagraph including inventory, furniture and equipment. All remaining operations of Imagraph were terminated. The principals of Foresight were all employees of Imagraph and one was an officer of the Company until the execution of the technology transfer agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As such, they are subject to a number of uncertainties that could cause actual results to differ materially from the statements. The words "expect," "believe," "anticipate," "intend" and words of similar import are intended to identify these statements as forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's 1999 Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission. The Company does not undertake any obligation to update forward-looking statements.

Overview

Lumisys Incorporated (the "Company") designs, manufactures and markets computed radiography ("CR") systems that scan medical or industrial images from a reusable phosphor plate and a family of precision digitizers that convert medical images on film into digital format. Once in digital form, the medical images can be stored, transmitted, viewed, enhanced, manipulated and printed within a medical imaging network. The Company currently offers a comprehensive family of products for digitizing medical images under the Lumiscan label. These CR and film digitizers process images from all commercially available medical imaging modalities, including x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI"), ultrasound and nuclear medicine. The Company is the leading supplier of laser-based film digitizers, with sales of approximately 5,950 Lumiscan units since its first product was introduced in 1990.

In 1999, the Company substantially completed its restructuring plan resulting from the 1997 merger with CompuRAD, a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. The Company currently sells its software products exclusively to its existing OEM and VAR customers or bundled with its family of laser and CCD film digitizers and its DesktopCR™ products. Utilizing the core technological competencies and market expertise of the software design and marketing groups, the Company developed AuntMinnie.com, a comprehensive Internet portal for radiologists and professionals in the medical imaging industry. AuntMinnie.com provides a vertical portal for radiologists, imaging managers, technologists, members of organized medicine, industry, and radiology practices to meet, transact, research, and collaborate on topics within the field of radiology with the ease and speed that only the Internet can provide. Organized into various sections of interest to the radiology community, AuntMinnie.com has set itself apart from other medical information sites by its singular and unified focus on radiology professionals, aggregating the information they require and facilitating the commerce in which they engage. AuntMinnie.com intends to generate revenue through the sale of corporate sponsorships and advertising on the various web pages and intends to earn commissions on ecommerce and used equipment transactions. Currently, all development and marketing expenses are funded by the Company.

In 1998, the Company introduced its first CR system for use in the medical market, the ACR-2000 DesktopCR™. The DesktopCR™ system utilized many of the design features of the CR system the Company developed for use in the industrial inspection market in 1996. The DesktopCR™ system reads medical or industrial images from reusable phosphor plates, replacing the need for film and film processing. This was followed in 1999 by the second generation model, the ACR-2000i DesktopCR™ with an integrated eraser, allowing users to automatically erase phosphor plates without removing them from the system. Also in 1999, the Company introduced the iLuminator, a unique image management system based upon the ACR-2000i DesktopCR™ , providing digital x-ray acquisition with computed radiography, image viewing, permanent storage of the digital images, and if required, transmission of these images to local and/or remote sites. The iLuminator is a self-contained, fully integrated system that allows the user to completely replace film and chemistry and all their attendant costs and problems. The Company's CR systems are low-cost, small systems and particularly suited for low volume environments.

In 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging, LLC ("Foresight") under which certain assets and technology of the Company's Imagraph subsidiary were sold to Foresight. The remaining operations of Imagraph were discontinued.

Results of Operations

Revenues for the three months ended March 31, 2000 decreased 12.7% to $5.2 million from $5.9 million for the same period in 1999. Included in these amount are sales of the Company's digitizer products and Desktop CR™ products and related accessories. Sales of digitizer products were $2.9 million for each period. Sales of Desktop CR™ products for the three months ended March 31, 1999 were $2.3 million compared to $1.5 million for the same period in 2000. The higher sales for the three months ended March 31, 1999 were due to sales of units to be used as demonstration models by the Company's distributors. Also included in revenues for the three months ended March 31, 2000 is $90,000 in sponsorship revenue for the AuntMinnie.com Internet portal which was developed in the second half of 1999.

Gross profit for the three months ended March 31, 2000 decreased to $2.3 million from $2.9 million for same period in 1999. Gross margin decreased to 44.1% for the three months ended March 31, 2000 from 49.3% for the same period in 1999, primarily due to lower sales volume. If sales volume of the Desktop CR™ products increases, the Company believes its gross margins should improve.

Production, content and other website costs were $346,000 for the three months ended March 31, 2000 and 6.7% of total revenues. These expenses relate to the AuntMinnie.com Internet portal which was developed in the second half of 1999 and include editorial staff and consultants and engineering and development expenses. The Company expects these expenses to increase as it expands the functionality of AuntMinnie.com.

Sales and marketing expenses for the three months ended March 31, 2000 increased 67.9% to $1.3 million from $761,000 for the same period in 1999. As a percentage of revenues for the three months ended March 31, 2000, these expenses increased to 24.8% from 12.9% for the same period in 1999. The increase was due primarily to marketing costs related to AuntMinnie.com, which was developed in the second half of 1999. The Company expects its sales and marketing expenses to increase to further develop and support the CR distribution channel and sponsorship and ecommerce revenue for AuntMinnie.com.

Research and development expenses for the three months ended March 31, 2000 increased 13.9% to $687,000 from $603,000 for the same period in 1999. As a percentage of revenues for the three months ended March 31, 2000, these expenses increased to 13.3% from 10.2% for the same period in 1999. The increase was due primarily to development costs related to the next generation of Desktop CR™.

General and administrative expenses increased 2.5% in the three months ended March 31, 2000 to $571,000 from $557,000 for the same period in 1999. As a percentage of revenues for the three months ended March 31, 2000, these expenses increased to 11.1% from 9.4% for the same period in 1999. The increase primarily relates to expenses related to AuntMinnie.com offset by receipt of a legal settlement in March 2000. The Company expects increased general and administrative expenditures in the future related to AuntMinnie.com.

The provision for income taxes for continuing operations for three months ended March 31, 1999 was $442,000. No tax provision or benefit was recognized for the three months ended March 31, 2000 due to the net loss from continuing operations. The Company has provided a partial valuation allowance against the balance of its deferred tax assets remaining as of March 31, 2000. If the Company generates income from continuing operations for the year ended December 31, 2000, the Company expects continuing operations to be subject to an effective tax rate of approximately 11%.

The loss from discontinued operations of $427,000 in the three months ended March 31, 1999, related to the net operating losses, net of income taxes, of the Imagraph subsidiary. In future periods, the Company expects to recognize income from the discontinued operations related to royalty payments to be paid by Foresight.

Liquidity and Capital Resources

At March 31, 2000, the Company's working capital was $18.8 million. The Company had cash, cash equivalents and short-term investments of approximately $15.4 million on March 31, 2000, compared with $16.4 million on December 31, 1999. The decrease is primarily due to operating expenditures and capital equipment purchases for the AuntMinnie.com Internet portal.

The Company believes that its existing cash, cash equivalents, short-term investments and funds to be generated by operations will satisfy the Company's cash flow requirements through at least December 31, 2000. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, the Company or its subsidiary, AuntMinnie.com, may be required to sell additional equity or debt securities or obtain bank or other credit facilities. There can be no assurance that the Company or its subsidiary will be able to sell such securities or obtain such credit facilities on acceptable terms in the future, if at all. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders.

Risk Factors

Significant Fluctuations in Operating Results. The Company reported a loss from continuing operations for the three months ended March 31, 2000. There can be no assurances that the Company will be profitable on a quarterly or annual basis in the future. The Company has experienced quarterly fluctuations in operating results caused by various factors, including the timing of orders by major customers, customer inventory levels, mergers and acquisitions by the Company's customers, shifts in product mix, the incurrence of acquisition-related costs by the Company, the incurrence of costs associated with discontinued operations of the Company and general conditions in the healthcare industry which have reduced capital equipment budgets and delayed or reduced the adoption of teleradiology, Picture Archiving and Communication Systems ("PACS") and mini-PACS. The Company expects that these fluctuations will continue.

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

The Company has limited experience in Internet products and services and there can be no assurance that AuntMinnie.com will generate significant revenue. AuntMinnie.com will rely heavily on revenues derived from Internet advertising and sponsorships under short-term contracts, which are difficult to forecast accurately and which may prove to be an ineffective means of advertising for our current and potential clients. AuntMinnie.com's business services, while costly to develop, may fail to gain market acceptance. The Company has invested a significant amount of money and resources in the creation of business services, such as facilitating used imaging equipment sales, but such services are unproven and may fail to gain market acceptance. Because the market for these business services is new and evolving, it is difficult to predict the size of this market and its rate of growth, if any. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, the Company's business, financial condition and results of operations would be materially adversely affected.

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

Long Sales Cycles. The OEM and System Integrator sales cycle for the Company's products is lengthy. The sales cycle of the Company's products is subject to delays associated with changes or the anticipation of changes in the regulatory environment affecting healthcare enterprises, changes in the customer's strategic system initiatives, competing information systems projects within the customer organization such as, but not limited to, consolidation in the healthcare industry in general, the highly sophisticated nature of the Company's software and competition in the PACS and teleradiology markets in general. The time required from initial contact to purchase order typically ranges from one to nine months, and the time from purchase order to delivery and recognition of revenue typically ranges from one to nine months. During the sales process, the Company expends substantial time, effort and funds preparing a contract proposal, demonstrating the software and negotiating the purchase order. For these and other reasons, the Company cannot predict when or if the sales process with a prospective customer will result in a purchase order.

Competition. Competition in the CR market is well established and includes Fuji, Agfa and Kodak. In addition, PhorMax and Digident plan to debut a desktop-sized CR in the near future. Furthermore, other healthcare and non-healthcare equipment companies not presently offering competing products may enter the CR market. Increased competition could result in price reduction, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company in the CR area. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

Competition in the United States laser-based film digitizer market has not been significant. In 1996, CLS entered the market with a product similar to the laser-based film digitizers offered by the Company and in 1998, General Scanning introduced a laser-based film digitizer. To date, the Company is unaware of any sales made by CLS or General Scanning. In addition, several Japanese competitors such as Konica, Nishimoto Sangyo and Abe Sekkei offer competitive products on an international basis and may decide in the future to devote additional resources to marketing competitive products in the United States. The markets for medical film digitizers incorporating CCD's are highly competitive. The Company faces competition from companies such as Vidar Systems Inc., Canon Inc., Hell Linotype and Howtek in the CCD-based film digitizer market. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features that render the Company's products less competitive or obsolete.

In addition, large companies, such as Kodak, Sterling, Fuji, GE, Siemens, Philips and Agfa, have the technical and financial ability to design and market CR and digitizer products competitive with the Company's products, and some of them have in the past produced and marketed such products. While many of these companies currently purchase products from the Company, the Company believes that it will be required to continue to improve the price and performance characteristics of its products to retain their business especially in view of the fact that these customers are not contractually required to purchase their CR and digitizers exclusively or at all from the Company. All of these companies have significantly greater financial, marketing and manufacturing resources than the Company and would be significant competitors if they decided to enter this market.

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

Customer Concentration; Reliance on OEMs. For the three months ended March 31, 2000, one customer represented 10% of the Company's total sales. A number of large customers accounted for a significant portion of the Company's backlog at March 31, 2000. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations.

Single-Source Suppliers. The Company purchases industry-standard parts and components for the assembly of its products, generally from multiple vendors. Although the Company relies on single-source suppliers for certain components, such as lasers, photomultiplier tubes and certain electronic components primarily to control price and quality, the Company believes that alternate sources of supply are available from other vendors for such components and has qualified second source suppliers for some, but not all, single-sourced parts. The Company maintains good relationships with its vendors and, to date, has not experienced any material supply problems. While the Company seeks to maintain an adequate inventory of single-sourced components, there can be no assurances that such inventories will be sufficient or that delays in part or component deliveries will not occur in the future, which could result in delays or reductions in product shipments. Furthermore, even if currently single-sourced components could be replaced by other qualified parts, product redesign and testing could be costly and time consuming. These factors could have a material adverse effect on the Company's business, financial condition and results of operations.

Third Party Content. The future success of AuntMinnie.com depends in part on its ability to aggregate compelling content and deliver that content through its online properties. Much of the content that attracts users to AuntMinnie.com, such as news items, continuing medical education ("CME"), industry standards and regulations, stock quotes and weather reports is licensed from third parties such as Massachusetts General Physicians Organization, Reuters and The Weather Channel. Many of AuntMinnie.com's content licenses with third parties are non-exclusive and extend for a period of less than two years. There can be no guarantee that such licenses will be renewed upon their expirations or that other radiology Internet portals will not be able to offer similar or identical content. If AuntMinnie.com is unable to license or acquire compelling content for its Internet site from third parties, or if other companies are able to broadcast content that is similar to or the same as that provided by AuntMinnie.com, the number of users on AuntMinnie.com may not grow at all or at a slower rate than anticipated or may decrease, which would decrease advertising and e-commerce revenue and would have a material adverse effect on the Company's business and results of operations.

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

The Company is also required to register as a Class II medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS"). As such, the Company may be inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's Good Manufacturing Practices ("GMP"), Quality Standard Regulations ("QSR") and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, reporting of product malfunctions and other matters. If the FDA believes that a company is not in compliance with federal regulatory requirements, it can institute proceedings to detain or seize products, issue a recall, prohibit marketing and sales of the company's products and assess civil and criminal penalties against the company, its officers or its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business and results of operations. The Company's Sunnyvale facility was inspected by the CDHS and the FDA in 1996 and was found to be compliant with both the CDHS's and FDA's GMP regulations. In the second quarter of 1998 the Company's Tucson facility was inspected by the FDA and was found to have some items not in compliance with the FDA's GMP regulations. The Company took corrective action on the FDA's observations and was re-inspected at the Tucson facility in the first quarter of 1999 and found to be in compliance with the FDA's GMP regulations.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less 180 days. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2000, the fair value of the Company's portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

From time to time, Lumisys makes certain capital equipment or other purchases denominated in foreign currencies. As a result, Lumisys' cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. Lumisys attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. At March 31, 2000, the Company had no purchase commitments denominated in foreign currencies.

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
(b). Reports on Form 8-K:
The Company filed no Current Reports on Form 8-K during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LUMISYS INCORPORATED

Dated	May 12, 2000	By:	/s/ Phillip Berman
Phillip Berman, M.D.
Chief Executive Officer

	May 12, 2000		/s/ Dean MacIntosh
Dean MacIntosh
Vice President and Chief Financial
Officer (Principal Financial and
Accounting Officer)