Form 10-Q
period 2000-06-30
LUMISYS INC \DE\
filed 2000-08-10
CIK 1001289

___________________________________________________________________________
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                  FORM 10-Q



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000


or

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

As of August 8, 2000, 9,275,014 shares of the registrant's Common Stock, $.001 par value, were outstanding.





















                             Lumisys Incorporated
                                   Index



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets at June 30, 2000 and
         December 31, 1999 (unaudited)	                                 3

         Condensed Consolidated Statements of Operations for the Three
         and Six Months Ended June 30, 2000 and 1999 (unaudited)           4

         Condensed Consolidated Statements of Cash Flow for the
         Six Months
         Ended June 30, 2000 and 1999 (unaudited)                          5

         Notes to Condensed Consolidated Financial Statements (unaudited)  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       19

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                19

Item 2.  Changes in Securities and Use of Proceeds                        19

Item 3.  Defaults Upon Senior Securities                                  19

Item 4.  Submission of Matters to a Vote of Security Holders              20

Item 5.  Other                                                            20

Item 6.  Exhibits and Reports on Form 8-K                                 20

SIGNATURES                                                                21



Part I  - FINANCIAL INFORMATION

Item 1. Financial Statements
                                  Lumisys Incorporated
                           Condensed Consolidated Balance Sheets
                                      (Unaudited)
                                     (In thousands)
                                                June 30,     December 31,
                                                 2000             1999
                                           ---------------  ---------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                     $ 8,467             $ 6,393
  Short-term investments                          6,953               9,965
  Accounts receivable, net of allowances
   of $1,537 and $1,871, respectively             2,175               2,068
  Inventories                                     3,509               2,585
  Deferred tax asset                              1,453               1,453
  Other current assets                            1,201                 994
                                           ---------------  ---------------
    Total current assets                         23,758              23,458
Property and equipment, net                         705                 569
                                           ---------------  ---------------
                                                $24,463             $24,027
                                           ===============  ===============
                  LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $   948             $   510
  Accrued expenses                                3,757               3,151
  Merger and related costs                          532                 542
                                           ---------------  ---------------
    Total current liabilities                     5,237               4,203

Note payable to related party                       175                 164
                                           ---------------  ---------------
Total liabilities                                 5,412               4,367
                                           ---------------  ---------------
Stockholders' equity:
  Preferred stock, $0.001 par value;
   5,000 shares authorized; no shares
   issued or outstanding                            ---                 ---
  Common stock, $0.001 par value;
   25,000 shares authorized; 9,275 and
   9,240 shares issued and outstanding,
   respectively                                       9                   9
  Additional paid-in capital                     27,756              27,675
  Accumulated deficit                            (8,714)             (8,024)
                                           ---------------  ---------------
    Total stockholders' equity                   19,051              19,660
                                           ---------------  ---------------
                                                $24,463             $24,027

The accompanying notes are an integral part of these condensed consolidated financial statements.


                               Lumisys Incorporated
                  Condensed Consolidated Statements of Operations
                                   (Unaudited)
                     (In thousands, except per share amounts)

                                    Three Months Ended    Six Months Ended
                                  --------------------- ---------------------
                                    June 30,  June 30,    June 30,  June 30,
                                       2000      1999        2000      1999
                                  ---------- ---------- ---------- ----------
Sales                              $ 5,130    $ 5,035     $10,282    $10,936
Cost of sales	                   2,684      2,738       5,564      5,739
                                  ---------- ---------- ---------- ----------
  Gross profit                       2,446      2,297       4,718      5,197
                                  ---------- ---------- ---------- ----------
Operating expenses:
  Production, content and other
   website costs                       316        ---         662        ---
  Sales and marketing                1,261        748       2,539      1,509
  Research and development             609        654       1,296      1,257
  General and administrative           796        849       1,367      1,407
                                  ---------- ---------- ---------- ----------
    Total operating expenses         2,982      2,251       5,864      4,173
                                  ---------- ---------- ---------- ----------
Income (loss) from operations         (536)        46      (1,146)     1,024
Interest income, net                   243        234         456        377
                                  ---------- ---------- ---------- ----------
Income from continuing operations
 before income taxes                  (293)       280        (690)     1,401
Provision for income taxes             ---        109         ---        551
                                  ---------- ---------- ---------- ----------
Net income (loss) from continuing
 operations                           (293)       171        (690)       850
                                  ---------- ---------- ---------- ----------
Discontinued operations, net of
 income taxes                          ---     (4,000)        ---     (4,427)
                                  ---------- ---------- ---------- ----------
Net loss                           $  (293)   $(3,829)    $  (690)   $(3,577)
                                  ========== ========== ========== ==========
Net income (loss) from continuing
 operations per share:
  Basic                            $ (0.03)   $  0.02     $ (0.07)   $  0.09
                                  ========== ========== ========== ==========
  Diluted                          $ (0.03)   $  0.02     $ (0.07)   $  0.09
                                  ========== ========== ========== ==========
Net loss per share:
  Basic                            $ (0.03)   $ (0.40)    $ (0.07)   $ (0.37)
                                  ========== ========== ========== ==========
  Diluted                          $ (0.03)   $ (0.40)    $ (0.07)   $ (0.37)
                                  ========== ========== ========== ==========
Shares used to compute net income
 (loss) from continuing operations
 per share:
  Basic                              9,257      9,534       9,249      9,563
                                  ========== ========== ========== ==========
  Diluted                            9,257      9,617       9,249      9,650
                                  ========== ========== ========== ==========
Shares used to compute net loss
 per share:
  Basic                              9,257     10,083       9,249     10,153
                                  ========== ========== ========== ==========
  Diluted                            9,257     10,083       9,249     10,153
                                  ========== ========== ========== ==========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                              Lumisys Incorporated
                 Condensed Consolidated Statements of Cash Flow
                                 (Unaudited)
                                (In thousands)


                                                    Six Months Ended
                                                -----------------------
                                                  June 30,     June 30,
                                                    2000         1999
                                                ----------    ----------
Cash flow from operating activities:
  Net loss                                        $  (690)     $(3,577)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                     277          429
    Non-cash charge related to discontinued
     operations                                       ---        3,550
    Other                                              11            9
    Changes in assets and liabilities:
    Accounts receivable                              (107)         564
   Inventories                                       (924)        (656)
    Other current assets                             (207)          35
    Accounts payable                                  438         (701)
    Accrued expenses                                  606         (266)
    Merger and related costs                          (10)         (56)
                                                ----------    ----------
      Net cash used in operating activities          (606)        (669)
                                                ----------    ----------
Cash flows from investing activities:
Sales of short-term investments, net                3,012        1,451
Proceeds from sale of discontinued operations         ---          250
Purchases of property and equipment                  (413)        (245)
                                                ----------    ----------
Net cash provided by investing activities           2,599        1,456
                                                ----------    ----------
Cash flows from financing activities:
Sales (purchases) of common stock, net                 81         (232)
                                                ----------    ----------
Net cash provided by (used in) financing
 activities                                            81         (232)
                                                ----------    ----------
Net increase in cash and cash equivalents           2,074          555
Cash and cash equivalents at beginning of period    6,393       10,651
                                                ----------    ----------
Cash and cash equivalents at end of period        $ 8,467      $11,206
                                                ==========    ==========






The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Lumisys Incorporated
               Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated financial statements of Lumisys Incorporated (the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheets as of June 30, 2000 and December 31, 1999, the condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flow for the six months ended June 30, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for these interim periods.

The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000 or any future period.

Note 2 - Net Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares such as options, warrants, convertible debt and preferred stock.

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands):

                                       Three Months Ended   Six Months Ended
                                       ------------------   ----------------
                                       June 30,   June 30,  June 30, June 30,
                                         2000       1999      2000     1999
                                       --------   --------  -------- --------
Net income (loss) from continuing
 Operations                             $(293)    $   171      $(690) $   850
                                       --------   --------  -------- --------
Net loss                                $(293)    $(3,829)     $(690) $(3,577)

Shares used to compute net income
 (loss) from continuing operations
 per share:
  Weighted average shares outstanding
  - basic                               9,257       9,534      9,249    9,563
  Effect of dilutive securities:
  Potential common stock: stock options
   and warrants                           ---          83        ---       87
                                       --------   --------  -------- --------
  Weighted average shares outstanding
  - diluted                             9,257       9,617      9,249    9,650
                                       ========   ========  ======== ========
Shares used to compute net loss
 per share:
  Weighted average shares outstanding
   - basic                              9,257      10,083      9,249   10,153
  Effect of dilutive securities:
  Potential common stock: stock options
   and warrants                           ---         ---        ---      ---
                                       --------   --------  -------- --------
  Weighted average shares outstanding
   - diluted                            9,257      10,083      9,249   10,153
                                       ========   ========  ======== ========

For the three months ended June 30, 1999, 1,428,000 shares and for the six months ended June 30, 1999, 1,479,000 shares of potential common stock are considered anti-dilutive using the treasury stock method and are excluded from the calculation of diluted net income from continuing operations per share. Due to the loss from continuing operations in the three and six months ended June 30, 2000, and the net loss for the three and six months ended June 30, 2000 and 1999, all potential common stock outstanding is considered anti-dilutive and is excluded from the calculation of net loss from continuing operations and net loss per share.

Note 3 - Comprehensive Income

Comprehensive income (loss)is comprised of net income and other comprehensive earnings such as unrealized gains or losses on available-for-sale short-term investments. The Company's unrealized gains and losses on available-for-sale short-term investments have been insignificant for all periods presented.

Note 4 - Composition of Certain Financial Statement Amounts


                                             June 30,     December 31,
                                               2000           1999
                                            ---------     ------------
              Inventories:
                Raw materials                $ 3,878        $ 3,319
                Work-in-process                 724            700
                Finished goods                 1,132            757
                                            ---------     ------------
                                               5,734          4,776
              Less:  inventory reserves       (2,254)        (2,191)
                                            ---------     ------------
                                             $ 3,509        $ 2,585
                                            =========     ============
              Accrued expenses:
                Payroll and related benefits $ 1,690        $ 1,308
                Warranty                         312            334
                Professional fees                511            202
                Unearned revenue                 320            169
                Related to discontinued
                 Operations                      381            379
                Income taxes                     259            274
                Marketing expenses               147            292
                Other                            137            193
                                            =========     ============
                                             $ 3,757        $ 3,151

Note 5- Segment Information

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

The Company's chief operating decision makers evaluate performance for each segment based on net income (loss) before income taxes. Lumisys' total assets include the initial investment in AuntMinnie.com and amounts receivable from AuntMinnie.com, which are eliminated on consolidation.

                                                   Elimination of
                                                    Intercompany
                           Lumisys  AuntMinnie.com  Transactions  Consolidated
                           -------  --------------  ------------  ------------
Three months ended
 June 30, 2000
    Revenues               $ 5,094       $    36       $   ---       $ 5,130
    Income (loss) from
     operations            $   565       $(1,101)      $   ---       $  (536)

Six months ended
 June 30, 2000
    Revenues               $10,156       $   126       $   ---       $10,282
    Income (loss) from
     Operations            $   852       $(1,998)      $   ---       $(1,146)

    Total assets           $26,802       $   744       $(3,083)      $24,463

Note 6- Discontinued Operations

On June 3, 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging, LLC, ("Foresight"), under which certain assets and technology of the Company's Imagraph subsidiary were sold to Foresight for approximately $300,000, with additional royalties to be paid to the Company over a three year period. All remaining operations of Imagraph were terminated. The principals of Foresight were all employees of Imagraph, one of which was an officer of the Company until the execution of the technology transfer agreement. Operating losses through June 3, 1999 and the estimated loss on terminating the Imagraph business, totaled $4.4 million (net of tax) and consisted primarily of write-downs of certain assets and accrual of costs related to an unfavorable sub-lease of the Imagraph facility. Foresight also purchased certain other assets, consisting primarily of inventory and fixed assets, in exchange for approximately $250,000, which was included in accounts receivable at June 30, 1999.


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

Overview

Lumisys Incorporated ("Lumisys" or the "Company") designs, manufactures and markets computed radiography ("CR") systems that scan medical or industrial images from a reusable phosphor plate and a family of precision digitizers that convert medical images on film into digital format. Once in digital form, the medical images can be stored, transmitted, viewed, enhanced, manipulated and printed within a medical imaging network. The Company currently offers a comprehensive family of products for digitizing medical images under the Lumiscan label. These CR and film digitizers process images from all commercially available medical imaging modalities, including x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI"), ultrasound and nuclear medicine. The Company is the leading supplier of laser-based film digitizers, with sales of more than 6,000 Lumiscan units since its first product was introduced in 1990.

In 1999, the Company substantially completed its restructuring plan resulting from the 1997 merger with CompuRAD, a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. The Company currently sells its software products exclusively to its existing OEM and VAR customers or bundled with its family of laser and CCD film digitizers and its DesktopCR products.
Utilizing the core technological competencies and market expertise of the software design and marketing groups, the Company developed AuntMinnie.com, a comprehensive Internet portal for radiologists and professionals in the medical imaging industry. AuntMinnie.com provides a vertical portal for radiologists, imaging managers, technologists, members of organized medicine, industry, and radiology practices to meet, transact, research, and collaborate on topics within the field of radiology with the ease and speed that only the Internet can provide. Organized into various sections of interest to the radiology community, AuntMinnie.com has set itself apart from other medical information sites by its singular and unified focus on radiology professionals, aggregating the information they require and facilitating the commerce in which they engage. AuntMinnie.com generates revenue through the sale of corporate sponsorships and advertising on the various web pages and intends to earn commissions on e-commerce and used equipment transactions. Currently, all development and marketing expenses are funded by the Company.

In 1998, the Company introduced its first CR system for use in the medical market, the ACR-2000 DesktopCR. The DesktopCR system utilized many of the design features of the CR system the Company developed for use in the industrial inspection market in 1996. The DesktopCR system reads medical or industrial images from reusable phosphor plates, which replaces the need for film and film processing. This was followed in 1999 by the second generation model, the ACR-2000i DesktopCR with an integrated eraser, allowing users to automatically erase phosphor plates without removing them from the system. Also in 1999, the Company introduced the iLuminator, a unique image management system based upon the ACR-2000i DesktopCR , providing digital x-ray acquisition with computed radiography, image viewing, permanent storage of the digital images, and if required, transmission of these images to local and/or remote sites. The iLuminator is a self-contained, fully integrated system that allows the user to completely replace film and chemistry and all their attendant costs and problems. The Company's CR systems are low-cost, small systems and particularly suited for low volume environments.

In 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging, LLC ("Foresight") under which certain assets and technology of the Company's Imagraph subsidiary were sold to Foresight. The remaining operations of Imagraph were discontinued.


Results of Operations

Total sales for the three months ended June 30, 2000 increased 1.9% to $5.1 million from $5.0 million for the three months ended June 30, 1999 due to increased sales volume of the digitizer products. Total sales for the six months ended June 30, 2000 decreased 6.0% to $10.3 million from $10.9 million for the six months ended June 30, 1999. The decrease in sales is a result of lower sales volume of the Company's DesktopCR products during the six months ended June 30, 2000 as compared to the same period in 1999. The higher sales of DesktopCR products sold during the six months ended June 30, 1999, were due to sales of units to be used as demonstration models by the Company's distributors.

Gross profit for the three months ended June 30, 2000 increased to $2.4 million from $2.3 million compared to the same period in 1999. Gross profit decreased for the six months ended June 30, 2000 to $4.7 million from $5.2 million for the same period in 1999. Gross margin increased to 47.7% for the three months ended June 30, 2000 from 45.6% for the same period in 1999 and decreased to 45.9% for the six months ended June 30, 2000 from 47.5% for the same period in 1999. The increase in gross profit and gross margin for the three month period ended June 30, 2000 is primarily due to increased sales volume and therefore increased overhead absorption compared to the same period in 1999. The decrease in gross profit and gross margin for the six months ended June 30, 2000 was a result of lower sales compared to the same period in 1999. If sales volume of the Desktop CR products increases in the future, the Company believes its gross margins should improve.

Production, content and other website costs for the three and six months ended June 30, 2000 were $316,000 and $662,000, respectively, and 6.2% and 6.4% of total revenues, respectively. These expenses relate to the AuntMinnie.com Internet portal which was developed in the second half of 1999 and include editorial staff, consultants, engineering and development expenses. The Company expects these expenses to increase in the future as it expands the functionality of AuntMinnie.com.

Sales and marketing expenses for the three and six months ended June 30, 2000 increased 68.6% and 68.3% to $1.3 million and $2.5 million, respectively, from $748,000 and $1.5 million for the three and six months ended June 30, 1999, respectively. The increase was due primarily to marketing costs related to AuntMinnie.com, which was developed and launched in the second half of 1999. The Company expects its sales and marketing expenses to increase to further develop and support the CR distribution channel and sponsorship and e-commerce revenue for AuntMinnie.com. As a percentage of sales for the three and six months ended June 30, 2000, these expenses increased to 24.6% and 24.7%, respectively, from 14.9% and 13.8% for the three and six months ended June 30, 1999, respectively.

Research and development expenses for the three months ended June 30, 2000 decreased 6.9% to $609,000 from $654,000 for the three months ended June 30, 1999. Research and development expenses for the six months ended June 30, 2000 increased 3.1% from the same period in 1999. The decrease in the three month period and the slight increase in the six month period ended June 30, 2000 is a result of normal quarterly fluctuations in development expenses for items such as prototype material and contract labor.

General and administrative expenses decreased in the three months ended June 30, 2000 6.2% to $796,000 from $849,000 for the same period in 1999. As a percentage of sales, general and administrative expenses decreased slightly to 15.5% from 16.9% for the three months ended June 30, 2000 compared to 1999. For the six months ended June 30, 2000 and 1999, general and administrative expenses were approximately $1.4 million for each period. The slight decrease primarily relates to receipt of a legal settlement in March 2000 offset by expenses related to AuntMinnie.com. As a percentage of sales for the six months ended June 30, 2000, these expenses increased to 13.3% from 12.9% for the same period in the prior year.

The provision for income taxes for continuing operations for the three and six months ended June 30, 1999 was $109,000 and $551,000, respectively. No tax provision or benefit was recognized for the three and six months ended June 30, 2000 due to the net loss from continuing operations. The Company has provided a partial valuation allowance against the balance of its deferred tax assets remaining as of June 30, 2000. If the Company generates income from continuing operations for the year ended December 31, 2000, the Company expects continuing operations to be subject to an effective tax rate of approximately 11%.

For the three and six months ended June 30, 1999, the Company recognized a primarily non-cash loss of $4.0 million and $4.4 million, respectively, related to discontinued operations of the Imagraph subsidiary. The loss for the periods consisted of operating losses through June 3, 1999, the date of the technology transfer agreement, and the estimated loss on terminating the Imagraph business, primarily the write-down of certain assets and accrual of costs related to an unfavorable sub-lease of the Imagraph facility. This was offset by payments received under the technology transfer agreement with Foresight. In future periods, the Company expects to recognize income from the discontinued operations related to royalty payments to be paid by Foresight.

Liquidity and Capital Resources

At June 30, 2000, the Company's working capital was $18.5 million. The Company had cash, cash equivalents and short-term investments of approximately $15.4 million at June 30, 2000, compared with $16.4 million at December 31, 1999. The decrease is primarily due to operating expenditures and capital equipment purchases for the AuntMinnie.com Internet portal.

The Company believes that its existing cash, cash equivalents, short-term investments and funds to be generated by operations will satisfy the Company's cash flow requirements through December 2000 or later. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, the Company may be required to sell additional equity or debt securities or obtain bank or other credit facilities. There can be no assurance that the Company will be able to sell such securities or obtain such credit facilities on acceptable terms in the future. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders.

Risk Factors

Significant Fluctuations in Operating Results. The Company reported a loss from continuing operations for the six months ended June 30, 2000. There can be no assurances that the Company will be profitable on a quarterly or annual basis in the future. The Company has experienced quarterly fluctuations in operating results caused by various factors, including the timing of orders by major customers, customer inventory levels, mergers and acquisitions by the Company's customers, shifts in product mix, the incurrence of acquisition-related costs by the Company, the incurrence of costs associated with discontinued operations of the Company and general conditions in the healthcare industry which have reduced capital equipment budgets and delayed or reduced the adoption of teleradiology, Picture Archiving and Communication Systems ("PACS") and mini-PACS. The Company expects that these fluctuations will continue.

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

The Company has limited experience in Internet products and services and there can be no assurance that AuntMinnie.com will generate significant revenue. AuntMinnie.com will rely heavily on revenues derived from Internet advertising and sponsorships under short-term contracts, which are difficult to forecast accurately and which may prove to be an ineffective means of advertising for our current and potential customers. AuntMinnie.com's business services, while costly to develop, may fail to gain market acceptance. The Company has invested a significant amount of money and resources in the creation of business services, such as facilitating used imaging equipment sales, but such services are unproven and may fail to gain market acceptance. Because the market for these business services is new and evolving, it is difficult to predict the size of this market and its rate of growth, if any. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, the Company's business, financial condition and results of operations would be materially adversely affected.

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

Competition in the United States laser-based film digitizer market has not been significant. In 1996, CLS entered the market with a product similar to the laser-based film digitizers offered by the Company and in 1998, General Scanning introduced a laser-based film digitizer. To date, the Company is unaware of any sales made by CLS or General Scanning. However, several Japanese competitors such as Konica, Nishimoto Sangyo and Abe Sekkei offer competitive products on an international basis and may decide in the future to devote additional resources to marketing competitive products in the United States. The markets for medical film digitizers incorporating CCD's are highly competitive. The Company faces competition from companies such as Vidar Systems Inc., Canon Inc., Hell Linotype and Howtek in the CCD-based film digitizer market. There can be no assurance that the Company's competitors will not develop enhancements to, or future generations of, competitive products that will offer superior price or performance features that render the Company's products less competitive or obsolete.

In addition, large companies, such as Kodak, Sterling, Fuji, GE, Siemens, Philips and Agfa, have the technical and financial ability to design and market CR and digitizer products competitive with the Company's products, and some of them have in the past produced and marketed such products. While many of these companies currently purchase products from the Company, the Company believes that it will be required to continue to improve the price and performance characteristics of its products to retain their business especially in view of the fact that these customers are not contractually required to purchase their CR and digitizers exclusively or at all from the Company. All of these companies have significantly greater financial, marketing and manufacturing resources than the Company and would be significant competitors if they decide to enter this market.

Competition in the markets for PACS and teleradiology software products and services is intense and is expected to increase. The Company's software products support the Company's CR and film digitizers but do not generate significant income as stand-alone products. By bundling software with the CR and film digitizers the Company allows its OEM and VAR customers to utilize either the Company's software or at their discretion, their own or competing software. The principal providers of software in the PACS and teleradiology market are ISG, Applicare Medical Imaging B.V., Mitra Imaging Inc., and Emed Technologies Corporation. The success of the Company's software does not have a direct impact on the Company's financial condition or results of operations but rather brings additional value to the Company's CR and digitizer products.

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

Customer Concentration; Reliance on OEMs. For the six months ended June 30, 2000, no customers represented 10% of the Company's total sales. A number of large customers accounted for a significant portion of the Company's backlog at June 30, 2000. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations.

Single-Source Suppliers. The Company purchases industry-standard parts and components for the assembly of its products, generally from multiple vendors. Although the Company relies on single-source suppliers for certain components, such as lasers, photomultiplier tubes and certain electronic components primarily to control price and quality, the Company believes that alternate sources of supply are available from other vendors for such components and has qualified second source suppliers for some, but not all, single-sourced parts. The Company maintains good relationships with its vendors and, to date, has not experienced any material supply problems. While the Company seeks to maintain an adequate inventory of single-sourced components, there can be no assurances that such inventory will be sufficient or that delays in part or component deliveries will not occur in the future, which could result in delays or reductions in product shipments. Furthermore, even if currently single-sourced components could be replaced by other qualified parts, product redesign and testing could be costly and time consuming. These factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of fixed income securities with an average maturity of less than 180 days. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2000, the fair value of the Company's investment portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income securities until maturity. The Company does not therefore expect that a sudden change in market interest rates would have any significant effect on its operating results or cash flows .

Exchange Rate Sensitivity. From time to time, Lumisys makes certain capital equipment or other purchases denominated in foreign currencies. As a result, Lumisys' cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. Lumisys attempts to limit these exposures through operational strategies and generally has not hedged its foreign currency exposures. At June 30, 2000, the Company has no purchase commitments denominated in foreign currencies.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

The 2000 Annual Meeting of Stockholders ("Annual Meeting") of the Company was held on June 15, 2000. The total number of shares of the Company's common stock, $0.001 par value per share, outstanding as of April 24, 2000, the record date of the Annual Meeting, was 9,459,892 shares. Management of the Company solicited proxies pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14A promulgated thereunder for the Annual Meeting. At the meeting, the following proposals were voted upon by the stockholders as indicated below:

1. To elect three directors to serve until the 2003 annual meeting
      Directors                     Voted For    Witheld
     ---------                     ---------    -------
 Dr. Phillip Berman                 6,818,407    788,835
 Daniel Burstein                    6,826,377    780,865
 Craig L. Klosterman                6,830,377    776,865


 2. To approve an amendment to the Company's 1995 Stock Option Plan
          Voted For        Voted Against       Abstained
          ---------        -------------       ---------
          6,466,896           1,115,936          24,410

 3. To approve an amendment and restatement to the Company's 1995 Employee Stock Purchase Plan
          Voted For        Voted Against       Abstained
          ---------        -------------       ---------
          7,389,255             185,977          32,010

 4. To ratify the selection of PriceWaterhouseCoopers LLP as independent accountants
          Voted For        Voted Against       Abstained
          ---------        -------------       ---------
          7,526,006              58,766          22,470

Item 5.  Other Information

Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2001 Annual Meeting of Stockholders must provide specified information to the Company between March 10, 2001 and April 9, 2001 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

Item 6.  Exhibits and Reports on Form 8-K

(a). Exhibits furnished:

      Exhibit
      Number      Description of Document
      --------   ---------------------------
       27.1       Financial Data Schedule

(b). Reports on Form 8-K:
     The Company filed no Current Reports on Form 8-K during the three months ended June 30, 2000.



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 LUMISYS INCORPORATED

 Dated  August 09, 2000                          By:/s/ Bala S. Manian
                                                    ------------------
                                                    Dr. Bala S. Manian
                                                    Chief Executive Officer

        August 09, 2000                             /s/ Dean MacIntosh
                                                    ------------------
                                                    Dean MacIntosh
                                                    Executive Vice President
                                                    and Chief Financial
                                                    Officer (Principal
                                                    Financial and
                                                    Accounting  Officer)