Form 10-Q
period 2000-09-30
LUMISYS INC \DE\
filed 2000-11-14
CIK 1001289

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      or

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

                      Yes /X/                     No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of  November 9, 2000  9,275,014 shares of the registrant's Common Stock,
$.001 par value, were outstanding.   *

================================================================================

                             Lumisys Incorporated
                                     Index


Part I. FINANCIAL INFORMATION
           Item 1.    Financial Statements:

                      Condensed Consolidated Balance Sheets at
                      September 30, 2000 (unaudited) and December 31, 1999.........       3

                      Condensed Consolidated Statements of Operations for the
                      Three and Nine Months Ended September 30, 2000 and 1999             4
                      (unaudited)..................................................

                      Condensed Consolidated Statements of Cash Flow for the
                      Nine Months Ended September 30, 2000 and 1999 (unaudited)....       5

                      Notes to Condensed Consolidated Financial Statements                6
                      (unaudited)..................................................

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................       9

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk...      19

Part II. OTHER INFORMATION

          Item 1.     Legal Proceedings............................................      19

          Item 2.     Changes in Securities and Use of Proceeds....................      19

          Item 3.     Defaults Upon Senior Securities..............................      19

          Item 4.     Other Information............................................      20

          Item 5.     Exhibits and Reports on Form 8-K.............................      20

SIGNATURES.........................................................................      21

Part I  - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Lumisys Incorporated
                     Condensed Consolidated Balance Sheets
                                (In thousands)



                                                                                September 30,      December 31,
                                                                                    2000             1999

                                                                             -----------------    ------------
                                                                                 (Unaudited)
                                                   ASSETS

Current assets:
       Cash and cash equivalents                                                  $     9,732     $     6,393
       Short-term investments                                                           4,573           9,965
       Accounts receivable, net of allowances of
         $807 and $1,871,respectively                                                   2,376           2,068
       Inventories                                                                      3,462           2,585
       Deferred tax assets                                                              1,453           1,453
       Other current assets                                                             1,061             994
                                                                                  -----------     -----------
                  Total current assets                                                 22,657          23,458


Property and equipment, net                                                               623             569
                                                                                  -----------     -----------
                                                                                  $    23,280     $    24,027
                                                                                  ===========     ===========

                                     LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                           $       479     $       510
       Accrued expenses                                                                 3,845           3,151
       Merger and related costs                                                           531             542
                                                                                  -----------     -----------
                  Total current liabilities                                             4,855           4,203

Note payable to related party                                                             180             164
                                                                                  -----------     -----------
                          Total Liabilities                                             5,035           4,367
                                                                                  -----------     -----------

Stockholders' equity:
       Preferred stock, $0.001 par value; 5,000 shares
           authorized; no shares issued or outstanding                                    ---             ---
       Common stock, $0.001 par value; 25,000 shares
           authorized; 9,275 and 9,240 shares issued and
           outstanding, respectively                                                        9               9


       Additional paid-in capital                                                      27,697          27,675
       Accumulated deficit                                                             (9,461)         (8,024)

                                                                                  -----------     -----------
                  Total stockholders' equity                                           18,245          19,660
                                                                                  -----------     -----------
                                                                                  $    23,280     $    24,027
                                                                                  ===========     ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Lumisys Incorporated
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                      Three Months Ended               Nine Months Ended
                                                                      ------------------               -----------------
                                                                 September 30,   September 30,    September 30,   September 30,
                                                                         2000            1999             2000            1999
                                                                 -------------   -------------    -------------   -------------
Sales                                                             $     4,473    $       3,875    $     14,755    $      14,811
Cost of sales                                                           2,348            2,532           7,912            8,269
                                                                 ------------    -------------    ------------    -------------

        Gross profit                                                    2,125            1,343           6,843            6,542
                                                                 ------------    -------------    ------------    -------------
Operating expenses:
        Sales,  marketing and customer support                          1,294            1,089           3,833            2,598
        Research and development                                          684              606           1,980            1,864
        General and administrative                                        699              583           2,066            1,990
        Production, content and other website costs                       353              122           1,015              122
                                                                 ------------    -------------    ------------    -------------

             Total operating expenses                                   3,030            2,400           8,894            6,574
                                                                 ------------    -------------    ------------    -------------
Loss from operations                                                     (905)          (1,057)         (2,051)             (32)
Interest income, net                                                      161              202             617              579
                                                                 ------------    -------------    ------------    -------------

Income (loss) from continuing operations before income taxes             (744)            (855)                             547
Provision (benefit) for income taxes                                      ---             (333)            ---              218
                                                                 ------------    -------------    ------------    -------------



Net income (loss) from continuing operations                             (744)            (522)         (1,434)             329
                                                                 ------------    -------------    ------------    -------------
Discontinued operations, net of income taxes                              ---              259             ---           (4,168)
                                                                 ------------    -------------    ------------    -------------

Net loss                                                         $       (744)   $        (263)   $     (1,434)   $      (3,839)
                                                                 ============    =============    ============    =============

Net income (loss) from continuing operations per share:
        Basic                                                    $      (0.08)   $       (0.06)    $     (0.16)   $        0.03
                                                                 ============    =============    ============    =============
        Diluted                                                  $      (0.08)   $       (0.06)    $     (0.16)   $        0.03
                                                                 ============    =============    ============    =============
Net loss per share:
        Basic                                                    $      (0.08)   $       (0.03)    $     (0.16)   $       (0.40)
                                                                 ============    =============    ============    =============
        Diluted                                                  $      (0.08)   $       (0.03)    $     (0.16)   $       (0.40)
                                                                 ============    =============    ============    =============

Shares used to compute net income (loss) from continuing
  operations per share:
        Basic                                                           9,275            9,354           9,258            9,493
                                                                 ============     ============    ============    =============
        Diluted                                                         9,275            9,354           9,258            9,493
                                                                 ============     ============    ============    =============
Shares used to compute net loss per share:
        Basic                                                           9,275            9,354           9,258            9,493
                                                                 ============     ============    ============    =============
        Diluted                                                         9,275            9,354           9,258            9,493
                                                                 ============     ============    ============    =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Lumisys Incorporated
                Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)
                                (In thousands)


                                                                                        Nine Months Ended
                                                                                  ---------------------------------
                                                                                    September           September
                                                                                           30,                30,
                                                                                         2000               1999
                                                                                  ------------    ---------------
Cash flow from operating activities:
       Net loss                                                                   $    (1,434)    $    (3,839)
       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                  443             533
           Non-cash charge related to discontinued operations                             ---           3,550
           Other                                                                           (3)             13
           Changes in assets and liabilities:
              Accounts receivable                                                        (308)          1,391
              Inventories                                                                (877)           (879)
              Other current assets                                                        (67)             (1)
              Accounts payable                                                            (31)           (502)
              Accrued expenses                                                            694            (496)
              Merger and related costs                                                    (11)            (91)
                  Notes payable to related party                                           16             ---
                                                                                  -----------     -----------

                Net cash used in operating activities                                  (1,578)           (321)
                                                                                  -----------     -----------

Cash flows from investing activities:

       Sales of short-term investments, net                                             5,392           1,231
       Proceeds from sale of discontinued operations                                      ---             250
       Purchases of property and equipment                                               (497)           (404)
                                                                                  -----------     -----------

                Net cash provided by investing activities                               4,895           1,077
                                                                                  -----------     -----------

Cash flows from financing activities:

       Sales (purchases) of common stock, net                                              22          (1,222)
                                                                                  -----------     -----------

                Net cash provided by (used in) financing activities                        22          (1,222)
                                                                                  -----------     -----------
Net increase (decrease) in cash and cash equivalents                                    3,339            (466)

Cash and cash equivalents at beginning of period                                        6,393          10,651
                                                                                  -----------     -----------

Cash and cash equivalents at end of period                                        $     9,732     $    10,185
                                                                                  ===========     ===========


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

The condensed consolidated balance sheets as of September 30, 2000 and December 31, 1999, the condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flow for the nine months ended September 30, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results for these interim periods.

The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000 or any future period.

Note 2 - Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of dilutive securities which are convertible into common shares such as stock options and warrants.

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below (in thousands):

                                                                       Three Months Ended               Nine Months Ended
                                                                       ------------------               -----------------
                                                                     September        September       September        September
                                                                           30,              30,             30,              30,
                                                                          2000             1999            2000             1999
                                                                  -------------    ------------    ------------     ------------
Net income (loss) from continuing operations                       $      (744)     $     (522)     $   (1,434)      $      329
                                                                  ============     ===========     ===========      ===========
Net loss                                                           $      (744)     $     (263)     $   (1,434)      $   (3,839)
                                                                  ============     ===========     ===========      ===========
Shares used to compute net income (loss) from continuing
    operations per share:
    Weighted average shares outstanding - basic                          9,275           9,354           9,258            9,493
    Effect of dilutive securities:
       Potential common stock: stock options and warrants                  ---             ---             ---              ---
                                                                  ------------     -----------     -----------      -----------
    Weighted average shares outstanding - diluted                        9,275           9,354           9,258            9,493
                                                                  ============     ===========     ===========      ===========

Shares used to compute net loss per share:

    Weighted average shares outstanding - basic                          9,275           9,354           9,258            9,493
    Effect of dilutive securities:
       Potential common stock: stock options and warrants                  ---             ---             ---              ---
                                                                  ------------     -----------     -----------      -----------
    Weighted average shares outstanding - diluted                        9,275           9,354           9,258            9,493
                                                                  ============     ===========     ===========      ===========


For the three months ended September 30, 1999, 1,605,000 shares and for the nine months ended September 30, 1999, 1,617,000 shares of potential common stock are considered anti-dilutive using the treasury stock method and are excluded from the calculation of diluted net income from continuing operations per share. Due to the loss from continuing operations in the three and nine months ended September 30, 2000, and the net loss for the three and nine months ended September 30, 2000 and 1999, all potential common stock outstanding is considered anti-dilutive and is excluded from the calculation of net loss from continuing operations and net loss per share.

Note 3 - Comprehensive Income

Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as unrealized gains or losses on available-for-sale short-term investments. The Company's unrealized gains and losses on available-for-sale short-term investments have been insignificant for all periods presented.

Note 4 - Composition of Certain Financial Statement Amounts

                                                                       September          December
                                                                          30,                31,
                                                                         2000               1999
                                                                     -------------      ------------
                Inventories:
                      Raw materials                                  $       2,669      $      3,319
                      Work-in-process                                          610               700
                      Finished goods                                         1,532               757
                                                                     -------------      ------------
                                                                             4,811             4,776
                                                                     -------------      ------------
                      Less:  inventory reserves                             (1,349)           (2,191)
                                                                     -------------      ------------
                                                                     $       3,462      $      2,585
                                                                     =============      ============

                Accrued expenses:
                      Payroll and related benefits                   $       1,461      $      1,308
                      Warranty                                                 289               334
                      Professional fees                                        513               202
                      Unearned revenue                                         428               169
                      Related to discontinued operations                       490               379
                      Income taxes                                             261               274
                      Marketing expenses                                       262               292
                      Other                                                    141               193
                                                                     -------------      ------------
                                                                     $       3,845      $      3,151
                                                                     =============      ============

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

                                                                                        Elimination of
                                                                                        Intercompany
                                                       Lumisys      AuntMinnie.com      Transactions     Consolidated
                                                       -------      --------------      ------------     ------------
Three months ended September 30, 2000:
     Revenues                                          $  4,261     $        212        $        ---     $      4,473
     Loss from operations                              $   (295)    $       (610)       $        ---     $       (905)
Nine months ended September 30, 2000

     Revenues                                          $ 14,417     $        338        $        ---     $     14,755
     Income (loss) from operations                     $    557     $     (2,608)       $        ---     $     (2,051)
Total assets                                           $ 32,175     $      1,148        $    (10,043)    $     23,280


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

Note 7- Subsequent Event

On November 9, 2000, the Company announced that Eastman Kodak Company, ("Kodak"), had entered into an agreement to acquire the Company. As part of the agreement, Kodak will also acquire the Company's subsidiary, AuntMinnie.com.
The terms of the Agreement and Plan of Merger, dated as of November 9, 2000 (the "Merger Agreement"), by and among the Company, Kodak and Sunfish Acquisition Corp, a wholly-owned subsidiary of Kodak ("Sunfish"), provide that Sunfish will merge with and into the Company (the "Merger"). If the Merger is consummated, Kodak will acquire all of the capital stock of the Company in exchange for $4.05 in cash for each share, for a total purchase price of approximately $39 million. The Company will become a subsidiary of Kodak; AuntMinnie.com will remain a subsidiary of the Company. The Merger is subject to customary closing conditions, including the approval of the Merger by the Company's stockholders, as discussed in Part II- Other Information, Item 4 (b).

Note 8.  Recent Accounting Pronouncements, SAB 101

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB101B, "Second Amendment:
Revenue Recognition in Financial Statements ("SAB 101B"). SAB 101B deferred the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has evaluated SAB 101 and believes that its current revenue recognition is in compliance with the requirements of SAB101.

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

In 1999, the Company substantially completed its restructuring plan resulting from the 1997 merger with CompuRAD, a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. The Company currently sells its software products exclusively to its existing OEM and VAR customers or bundled with its family of laser and CCD film digitizers and its DesktopCR(TM) products. Utilizing the core technological competencies and market expertise of the software design and marketing groups, the Company developed AuntMinnie.com, a comprehensive Internet portal for radiologists and professionals in the medical imaging industry. AuntMinnie.com provides a vertical portal for radiologists, imaging managers, technologists, members of organized medicine, industry, and radiology practices to meet, transact, research, and collaborate on topics within the field of radiology with the ease and speed that only the Internet can provide. Organized into various sections of interest to the radiology community, AuntMinnie.com has set itself apart from other medical information sites by its singular and unified focus on radiology professionals, aggregating the information they require and facilitating the commerce in which they engage. AuntMinnie.com generates revenue through the sale of corporate sponsorships and advertising on the various web pages and intends to earn commissions on e-commerce and used equipment transactions. Currently, all development and marketing expenses are funded by the Company.

In 1998, the Company introduced its first CR system for use in the medical market, the ACR-2000 DesktopCR(TM). The DesktopCR(TM) system utilized many of the design features of the CR system the Company developed for use in the industrial inspection market in 1996. The DesktopCR(TM) system reads medical or industrial images from reusable phosphor plates, which replaces the need for film and film processing. This was followed in 1999 by the second generation model, the ACR-2000i DesktopCR(TM) with an integrated eraser, allowing users to automatically erase phosphor plates without removing them from the system. Also in 1999, the Company introduced the iLuminator, a unique image management system based upon the ACR-2000i DesktopCR(TM) , providing digital x-ray acquisition with computed radiography, image viewing, permanent storage of the digital images, and if required, transmission of these images to local and/or remote sites. The iLuminator is a self-contained, fully integrated system that allows the user to completely replace film and chemistry and all their attendant costs and problems. The Company's CR systems are low-cost, small systems and particularly suited for low volume environments.

In 1999, the Company signed a definitive technology transfer agreement with Foresight Imaging, LLC ("Foresight") under which certain assets and technology of the Company's Imagraph subsidiary were sold to Foresight. The remaining operations of Imagraph were discontinued.

On November 9, 2000 EastMan Kodak ("Kodak") Company and Lumisys Incorporated ("Lumisys") entered into an agreement for Kodak to acquire Lumisys. Lumisys will become a subsidiary of Kodak. AuntMinnie.com, Inc. ("AuntMinnie.com") will remain a subsidiary of Lumisys. Under the terms of the agreement, Kodak will acquire all of the Capital stock of Lumisys in exchange for $4.05 per share, or approximately $39 million in cash. The agreement is subject to regulatory approvals and to approval by the Lumisys Stockholders.


Results of Operations - Three and nine months ended September 30, 2000 and 1999

Total revenue for the three months ended September 30, 2000 increased 15.4% to $4.5million from $3.9 million for the three months ended September 30, 1999. The Desktop CR(TM) units are sold at a higher average sale price than the Digitizer products. Lumisys sells Desktop CR(TM) products without outside distributors, which has reduced sales discounts. Desktop CR(TM) accounted for 32.4% of the products sold during the three months ended September 30, 2000, compared with 24.1% of sales for the three months ended September 30, 1999. Total sales for the nine months ended September 30, 2000 and 1999 decreased slightly to $14.76 million from $14.81 million. AuntMinnie.com contributed $212,000 and $338,000 to revenue for the three and nine months ended September 30, 2000. AuntMinnie.com did not have any revenues in the three or nine months ended September 30, 1999.

Gross profit for the three months ended September 30, 2000 increased to $2.1 million from $1.3 million compared to the same period in 1999. Gross profit increased for the nine months ended September 30, 2000 to $6.8 million from $6.5 million for the same period in 1999. Gross margin percentage increased to 47.5% for the three months ended September 30, 2000 from 34.7% for the same period in 1999 and increased to 46.4% for the nine months ended September 30, 2000 from 44.2% for the same period in 1999.

Costs associated with AuntMinnie.com revenue are reported as operating expenses, which do not affect Gross Profit.

The increase in gross margin for the three and nine month periods ended September 30, 2000 is primarily due to a change in product mix compared to the same periods in 1999. Sales of the Desktop CR(TM) units were higher in the three months ended September 30, 2000 than in the three months ended September 30, 1999. The Desktop CR(TM) units were direct sales with a higher average sales price than the digitizer units. If sales volume of the Desktop CR(TM) products continue to increase in the future, the Company believes its gross margins should continue to improve.

Sales, marketing and customer support expenses for the three and nine months ended September 30, 2000 increased 18.8% and 47.5% to $1.3 million and $3.8 million, respectively, from $1.1 million and $2.6 million for the three and nine months ended September 30, 1999, respectively. The increase was due primarily to increased marketing costs of $340,000 and $1.202 million for the nine months ended September 30, 2000. AuntMinnie.com was developed and launched in the second half of 1999 and reported only $281,000 of marketing costs through September 30, 1999. The Company expects its sales and marketing expenses to increase to further develop and support the CR distribution channel plus sponsorship and e-commerce revenue for AuntMinnie.com. As a percentage of sales for the three and nine months ended September 30, 2000, these expenses increased to 29.0% and 26.0%, respectively, from 28.1% and 17.5% for the three and nine months ended September 30, 1999, respectively.

Research and development expenses for the three months ended September 30, 2000 increased 12.9% to $684,000 from $606,000 for the three months ended September 30, 1999. Research and development expenses for the nine months ended September 30, 2000 increased 6.2% from the same period in 1999. The increase in the three month period and nine month periods ended September 30, 2000 is a result of normal quarterly fluctuations in development expenses for items such as prototype material and contract labor; in preparation for trade shows traditionally held in the fourth quarter.

General and administrative expenses increased in the three months ended September 30, 2000 19.9% to $699,000 from $583,000 for the same period in 1999. As a percentage of sales, general and administrative expenses increased slightly to 15.6% from 15.0% for the three months ended September 30, 2000 compared to 1999. For the nine months ended September 30, 2000 and 1999, general and administrative expenses were $2.1 and $2.0 million respectively. For the nine months ended September 30, 2000, AuntMinnie.Com general and administrative expenses were $637,000 more than the same period in 1999. As a percentage of sales for the nine months ended September 30, 2000, these expenses increased to 14.0% from 13.4% for the same period in the prior year.

Production, content and other website costs for the three and nine months ended September 30, 2000 were $353,000 and $1,015,000 respectively, representing 7.9% and 6.8% of total revenues, respectively. These expenses relate to the AuntMinnie.com internet portal which was developed in the second half of 1999 and include editorial staff, consultants, engineering and development expenses. Production, content and other website costs of $122,000 for the three and nine months ended September 30, 1999 were originally reported in those periods as research and development expense. The Company expects these expenses to increase in the future as it expands the functionality of AuntMinnie.com.

The provision for income taxes for continuing operations for the nine months ended September 30, 1999 was $218,000. The provision for income taxes was reduced by $333,000 in the three months ended September 30, 1999 to reflect a loss from operations. No tax provision or benefit was recognized for the three and nine months ended September 30, 2000 due to the net loss from continuing operations. The Company has provided a partial valuation allowance against the balance of its deferred tax assets remaining as of September 30, 2000. If the Company generates income from continuing operations for the year ending December 31, 2000, the Company expects continuing operations to be subject to an effective tax rate of approximately 11%.

For the three and nine months ended September 30, 1999, the Company recognized income of $259,000 net of tax and loss of $4.2 million, respectively. These primarily non-cash results, related to discontinued operations of the Imagraph subsidiary. The net of tax loss consisted of operating losses through September 3, 1999, the date of the technology transfer agreement, and the estimated loss on terminating the Imagraph business, primarily the write-down of certain assets and accrual of costs related to an unfavorable sub-lease of the Imagraph facility. This was partially offset by payments received under the technology transfer agreement with Foresight. The Company expects to recognize income from the discontinued operations related to royalty payments to be paid by Foresight.

Liquidity and Capital Resources

At September 30, 2000, the Company's working capital was $17.8 million. The Company had cash, cash equivalents and short-term investments of approximately $14.3 million at September 30, 2000, compared with $16.4 million at December 31, 1999. The decrease is primarily due to operating expenditures and capital equipment purchases for the AuntMinnie.com Internet portal.

The Company believes that its existing cash, cash equivalents, short-term investments and funds to be generated by operations will satisfy the Company's cash flow requirements through December 2001 or later. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, the Company may be required to sell additional equity or debt securities or obtain bank or other credit facilities. There can be no assurance that the Company will be able to sell such securities or obtain such credit facilities on acceptable terms in the future. The sale of additional equity or debt securities could result in additional dilution to the Company's stockholders.

Risk Factors

Significant Fluctuations in Operating Results. The Company reported a loss from continuing operations for the nine months ended September 30, 2000. There can be no assurances that the Company will be profitable on a quarterly or annual basis in the future. The Company has experienced quarterly fluctuations in operating results caused by various factors, including the timing of orders by major customers, customer inventory levels, mergers and acquisitions by the Company's customers, shifts in product mix, the incurrence of acquisition-related costs by the Company, the incurrence of costs associated with discontinued operations of the Company and general conditions in the healthcare industry which have reduced capital equipment budgets and delayed or reduced the adoption of teleradiology, Picture Archiving and Communication Systems ("PACS") and mini-PACS. The Company expects that these fluctuations will continue.

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

Customer Concentration; Reliance on OEMs. For the nine months ended September 30, 2000, no customers represented 10% of the Company's total sales. A number of large customers accounted for a significant portion of the Company's backlog at September 30, 2000. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business and results of operations.

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

Sales of the Company's products outside the United States are subject to foreign regulatory requirements that vary from country to country. Additional approvals from foreign regulatory authorities may be required, and there can be no assurance that the Company will be able to obtain foreign approvals on a timely basis or at all, or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Starting in mid 1998, the Company has been required to obtain certifications necessary to enable the "CE" mark to be affixed to the Company's products to continue commercial sales in member countries of the European Union. The CE mark is an international symbol of quality and complies with applicable European information device equipment directives. The Company has obtained this CE certification. Failure to comply with foreign regulatory requirements in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of fixed income securities with an average maturity of less than 180 days. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2000, the fair value of the Company's investment portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income securities until maturity. The Company does not therefore expect that a sudden change in market interest rates would have any significant effect on its operating results or cash flows.

Exchange Rate Sensitivity. From time to time, Lumisys makes certain capital equipment or other purchases denominated in foreign currencies. As a result, Lumisys' cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. Lumisys attempts to limit these exposures through operational strategies and generally has not hedged its foreign currency exposures. At September 30, 2000, the Company has no purchase commitments denominated in foreign currencies.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Other Information

(a). Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2001 Annual Meeting of Stockholders must provide specified information to the Company between March 10, 2001 and April 9, 2001 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

(b). On November 9, 2000, the Company filed a report on Form 8-K, pursuant to
Item 5 of such form, and a proxy statement on Schedule 14A, pursuant to Rule 14a-12 of the Exchange Act, each attaching the transaction commencement press release announcing that Eastman Kodak Company, a New Jersey corporation ("Kodak"), had entered into an agreement to acquire the Company. As part of the agreement, Kodak will also acquire the Company's subsidiary AuntMinnie.com, a Delaware corporation. The terms of the Agreement and Plan of Merger, dated as of November 9, 2000 (the "Merger Agreement"), by and among the Company, Kodak and Sunfish Acquisition Corp., a newly formed Delaware corporation and wholly-owned subsidiary of Kodak ("Sunfish"), provide that Sunfish will merge with and into the Company (the "Merger"). If the Merger is consummated, Kodak will acquire all of the capital stock of the Company in exchange for $4.05 in cash for each share, for a total purchase price of approximately $39 million. The Company will become a subsidiary of Kodak and AuntMinnie.com will remain a subsidiary of the Company. The Merger is subject to customary closing conditions, including regulatory consents and the approval of the Merger by the Company's stockholders.

         In addition, Bala Manian, Ph.D, acting Chief Executive Officer and Chairman of the Board of the Company ("Manian"), and Phillip Berman, M.D., a director of the Company ("Berman") have entered into a Stockholder Agreement with the Company, Kodak and Sunfish, dated as of November 9, 2000 (the "Stockholder Agreement"). Pursuant to the Stockholder Agreement, Manian (who owns [5.86%] of the outstanding shares of the Company's common stock), individually and as trustee of the Manian Revocable Trust and as a general partner of Saraswati Partners and Berman (who owns [5.02%] of the outstanding shares of the Company's common stock), individually and as managing member of the P. Berman Family LLC, which is the general partner of Sequoia Investments Limited Partnership, have agreed, among other things, to vote their shares of the Company's common stock to approve the Merger Agreement, the Merger and related agreements. Their respective obligations to vote in this manner will terminate upon termination of the Merger Agreement.

         There can be no assurances that the necessary regulatory or stockholder consents will be obtained for the Merger. It is also possible that even if the consents are obtained the Merger might not occur. If the Merger does occur, it could be on terms different from those described.

         The foregoing description is qualified in its entirety by reference to
(a) the complete text of the Merger Agreement, a copy of which is filed as
Exhibit 2.1 to this Form 10Q and is incorporated by reference herein in its entirety and (b) the complete text of the Stockholders' Agreement, a copy of which is filed as Exhibit 9.1 to this Form 10Q and is incorporated by reference herein in its entirety.

Item 6.  Exhibits and Reports on Form 8-K

(a). Exhibits furnished:

                    Exhibit
                    Number              Description of Document
                    ------              -----------------------
                    2.1                 Agreement and Plan of Merger, dated as
                                        of November 9, 2000, by and among
                                        Lumisys Incorporated, Eastman Kodak
                                        Company and Sunfish Acquisition Corp.

                    9.1 Stockholder Agreement, dated as of November 9, 2000, by and among Eastman Kodak Company, Sunfish Acquisition Corp., Lumisys Incorporated, Bala S. Manian., Ph.D., and Phillip Berman, M.D.

                    99.1 Compensation Agreement, dated April 27, 2000, between Phillip Berman, M.D., Lumisys Incorporated and AuntMinnie.com, Inc.

                    99.2 Compensation Arrangement, dated May 1, 2000, between Lumisys Incorporated and Dean MacIntosh

                    99.3 Compensation Arrangement, dated May 1, 2000, between Lumisys Incorporated and Duncan Moffat

                    99.4 Compensation Arrangement, dated May 1, 2000, between Lumisys Incorporated and John M. Burgess

(b). Reports on Form 8-K:

                    Filed November 9, 2000 by the Company.

                    The Company filed no Current Reports on Form 8-K during the three months ended September 30, 2000.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LUMISYS INCORPORATED

Dated  November 14, 2000             By:  /s/ Bala S. Manian
                                          --------------------------------------
                                          Dr. Bala S. Manian
                                          Chief Executive Officer

       November 14, 2000                  /s/ Dean MacIntosh
                                          --------------------------------------
                                          Dean MacIntosh
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number              Exhibit Description
--------------              -------------------

2.1 Agreement and Plan of Merger, dated as of November 9, 2000, by and among Lumisys Incorporated, Eastman Kodak Company and Sunfish Acquisition Corp.

9.1 Stockholder Agreement, dated as of November 9, 2000, by and among Eastman Kodak Company, Sunfish Acquisition Corp., Lumisys
                            Incorporated, Bala S. Manian., Ph.D., and
                            Phillip Berman, M.D.

27.1                        Financial Data Schedule

99.1 Compensation Agreement, dated April 27, 2000, between Phillip Berman, M.D., Lumisys
                            Incorporated and AuntMinnie.com, Inc.

99.2 Compensation Arrangement, dated May 1, 2000, between Lumisys Incorporated and Dean MacIntosh

99.3 Compensation Arrangement, dated May 1, 2000, between Lumisys Incorporated and Duncan Moffat

99.4 Compensation Arrangement, dated May 1, 2000, between Lumisys Incorporated and John M. Burgess